Form 10-K
period 1993-12-31
CRAY RESEARCH INC
filed 1994-03-30
CIK 25506

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED
                               December 31, 1993

                                       OR
           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

                                COMMISSION FILE
                                   NO. 1-8028
                            ------------------------

                              CRAY RESEARCH, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   Delaware                                       39-1161138
           (STATE OF INCORPORATION)                  (I.R.S. EMPLOYER IDENTIFICATION NO.)
             655A Lone Oak Drive
            Eagan, Minnesota 55121                              (612) 683-7100
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (REGISTRANT'S TELEPHONE NUMBER)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

         TITLE OF EACH CLASS:                NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Stock, $1.00 par value.........  New York Stock Exchange,
                                        Boston Stock Exchange, Midwest Stock Exchange,
                                        Pacific Stock Exchange, Philadelphia Stock Exchange
6 1/8% Convertible Subordinated
 Debentures due 2011..................  New York Stock Exchange
Common Share Purchase Rights..........  New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None
                            ------------------------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes /X/       No / /

    As of February 28, 1994, 25,966,000 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Registrant's voting shares held by non-affiliates (based upon the closing price therefor on the New York Stock Exchange on said date) was approximately $782,230,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's 1993 Annual Report to Stockholders for the year ended December 31, 1993 are incorporated by reference into Parts I and II. Portions of the Registrant's definitive Proxy Statement for the 1994 Annual Meeting of Stockholders to be held on May 17, 1994 are incorporated by reference into Part III.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS

    Cray Research, Inc. (the Company) was incorporated in 1972 as a Delaware corporation. Its principal corporate and administrative offices are located at 655A Lone Oak Drive, Eagan, Minnesota 55121 (telephone (612) 683-7100).

    The Company's mission is to provide the leading supercomputing tools and services to help solve its customers' most challenging problems. The computational tools created by the Company consist of high-performance computing systems and related software and are used by scientists and engineers to perform computational research. Computational research, the mathematical modeling and simulation of physical and other quantifiable phenomena, allows researchers to investigate areas that are physically impossible or too time-consuming, dangerous, or expensive to study in any other way. The Company's computational tools are used by scientists and engineers in many commercial industries including aerospace, automotive, chemical/pharmaceutical and petroleum, as well as in many public and private research centers, such as government and environmental science organizations and universities.

    As of December 31, 1993, the Company had a customer installed base of 321 high-end systems and 184 entry-level systems. Entry-level systems include CRAY Y-MP EL systems and SPARC-based CRAY Superserver 6400 systems. During 1993, 41 new and 19 used high-end systems were accepted by customers, consisting of 18 new and 19 used CRAY Y-MP systems, 22 new CRAY C90 systems, and one new CRAY T3D system. Additionally, a total of 41 entry-level systems were accepted by customers in 1993.

SEGMENT DATA

    The industry segments in which the Company currently operates are the high-performance scientific and commercial segments of the computer industry.

PRODUCTS

    The Company's products consist of the CRAY C90, CRAY T3D and the CRAY Y-MP series of supercomputer systems and related software and peripheral equipment and SPARC-based CRAY Superserver 6400 systems.

    SUPERCOMPUTER SYSTEMS. The Company's supercomputer systems offer multiple central processing unit (CPU) configurations that operate independently on separate jobs or in combination on a single job.

    The CRAY Y-MP series of supercomputer systems was first introduced by the Company in 1988. In 1991, the Company began the delivery of enhanced versions of the original CRAY Y-MP system. In 1992, the Company announced the CRAY Y-MP M90 series of supercomputers which features very large shared memory. In 1991, the Company introduced the CRAY Y-MP EL entry-level supercomputer system as the smallest supercomputer in the CRAY Y-MP product line. In 1993, the Company announced enhancements to the CRAY Y-MP EL product line: the CRAY EL98 and the CRAY EL92 systems. And in 1994, the CRAY EL94 system was announced. With the addition of these entry-level products, the Company's product line was extended to the office environment.

    The CRAY C90 series of supercomputer systems was first introduced in late 1991 as the CRAY Y-MP C90 system, the Company's largest and most powerful supercomputer. At the time of its introduction, the CRAY C90 system was available in configurations of between eight and sixteen CPUs. In March 1993, the Company announced the availability of the CRAY C90 system in smaller, lower-priced configurations and expanded memory.

    The Cray T3D system was introduced in September 1993 as the Company's first massively parallel processing (MPP) supercomputer system. The CRAY T3D system is a scalable heterogeneous supercomputing system which couples the Company's traditional parallel vector processing capabilities with massively parallel processing.

    The Company's supercomputer systems span a price range of $150,000 to $74 million.

    The following table indicates the number of available CPUs, the CPU cycle time and the available amount of memory for the Company's supercomputer systems. CPU cycle time represents the amount of time in which the computer runs through one complete instruction cycle and is measured in nanoseconds (nsec), or billionths of a second. Central memory is measured in megawords. One megaword equals eight megabytes (Mbytes) or eight million bytes.

                                   CPU CLOCK
  SUPERCOMPUTER       NUMBER      CYCLE TIME        MEMORY
      SYSTEM          OF CPUS     (IN NSECS)    (IN MEGAWORDS)
- ------------------  -----------  -------------  --------------
CRAY T3D            32 to 2048           6.7         8 per CPU
CRAY C90              1 to 16            4.2        32 to 1024
CRAY Y-MP             1 to 8             6.0        32 to 4096
CRAY Y-MP EL          1 to 8            30.0         32 to 512

    Included as standard equipment on all of the Company's supercomputer systems is an Input/ Output Subsystem which is capable of transferring data directly to and from central memory at extremely high speeds without interrupting central processing operations. The Company's supercomputer systems use the UNICOS operating system, a proprietary operating system which is based on AT&T's Unix System V operating system, and are binary-compatible with each other. Binary compatibility refers to the ability of a computer to run software applications from other computers without modifications to the software.

    CRAY SUPERSERVER 6400 SYSTEM. In October 1993, the Company introduced the SPARC/Solaris CRAY Superserver 6400 (CS6400) system. The CS6400 system is designed and manufactured by the Company's wholly-owned subsidiary Cray Research Superservers, Inc. (CRS). The CS6400 system is a result of a joint technology agreement and collaboration with Sun Microsystems, Inc. (Sun) signed in January 1992. SPARC is a CPU architecture pioneered by Sun. Solaris is an operating environment developed by Sun based on AT&T UNIX System V. The CS6400 system uses an enhanced version of Solaris. The CS6400 system is a binary-compatible upward extention of Sun's product line. As such, the CS6400 system provides the basis for the Company's focus on the high-performance commercial computing market, as well as a seamless interface from the Solaris environment to the Company's supercomputers. The CS6400 system can be configured with up to 64 SuperSPARC processors, up to 16 gigabytes (GBytes) of central memory, and over 2 terabytes (TBytes) of online storage.

    PERIPHERAL EQUIPMENT. The Company's Solid-state Storage Device (SSD) is designed to enhance high-end supercomputer system performance by providing high-speed access to large datasets and temporary storage for system programs. Traditional high-speed disk storage units transfer data at rates of up to 20 megabytes per second (Mbytes/sec) compared to a SSD transfer rate of up to 1800 Mbytes/ sec. The SSD is available with memory sizes ranging from 32 megawords to 2048 megawords, at prices ranging from $125,000 to $4.0 million.

    In February of 1993, the Company introduced the DD-301, the first Intelligent Peripheral Interface, 3.5 inch drive product for Cray Research Supercomputers. Each DD-301 drive delivers a sustained transfer rate of 8.2 Mbytes/sec and has storage capacity of 1.4 Gbytes. The Company also markets three other high-performance disk drives: the DD-60, the DD-62, and DS-42 disk subsystem.

With the exception of the CRAY Y-MP EL product line, these disk drives support the mass storage requirements of the Company's supercomputer products. The DD-60 has a storage capacity of 1.96 Gbytes and a sustained transfer rate of 20 Mbytes/sec. The DD-62 has a data capacity of 2.73 Gbytes and a sustained transfer rate of 8.1 Mbytes/sec. The DS-42 disk subsystem consists of a disk controller and a disk cabinet containing up to four DD-42 disk drives. A fully configured DS-42 disk subsystem has a data capacity of 38.9 Gbytes and a sustained transfer rate of 9.6 Mbytes/sec. The DS-42 disk subsystem also supports the mass storage requirements of the Company's previous supercomputer systems. Prices range from $6,000 for a single DD-301 to $600,000 for one DS-42 disk subsystem.

    In November 1993, the Company introduced the Cray Research Network Disk Array, a bulk storage device designed to reside on high-performance computer networks. This product provides users with a flexible storage device that combines high-speed data transfer with the ability to partition the device to more than one system on the network.

    SOFTWARE.   The  Company's  software products  primarily  include  operating systems, compilers and applications software. The Company also markets various networking and remote computing/file management software.

    The Company's current operating system, the UNICOS 8.0 system, functions across all of the Company's supercomputer lines, including the CRAY T3D system. In 1993, the UNICOS operating system was certified as POSIX compliant indicating that it meets requirements for use in open systems environments.

    The CS6400 product line runs the Sun Solaris operating system enhanced by the Company to improve processor and memory management, incorporate parallel and batch processing capabilities and accomodate the reliability, availability and serviceability (RAS) features of the CS6400 system.

    The Company's compiler products, Fortran 77, Fortran 90, C, C++ and Ada, support the programming environment for all the Company's supercomputer systems. Beginning in 1993, the Company began releasing new versions of its compilers as a component of a "Programming Environment" -- an integrated software product that combines the compiler, programming tools and other features in one software release. Versions of the Company's Fortran 77, Fortran 90, C and Ada compilers are available in this new Programming Environment.

    The Company's applications software products include the UNICHEM and CRI/TURBOKIVA products. The UNICHEM product is a software environment for computational chemistry supporting key molecular simulation codes. UNICHEM Version 2.0, released in 1993, is also distributed by Molecular Simulations, Inc. for users of workstations and other desktop systems. The CRI/TURBOKIVA product is a combustion simulation package used by the automotive industry and is based on Los Alamos National Laboratory's KIVA II program. The latest version, CRI/TURBOKIVA 2.0, was released in 1993.

    In 1993, the Company announced two initiatives designed to oversee development and marketing of the Company's software on the CS6400 system and on non-Cray platforms. In July 1993, the Company announced an agreement with Absoft Corporation to develop software tools that would allow scientists and engineers to write programs on personal computers and then run them on more powerful systems, including the Company's systems. In October 1993, the Company launched CraySoft, an internal software development and marketing initiative. CraySoft's first product, the Network Computing Environment (NQE), supports the use of a set of workstations and supercomputing platforms as a single computational resource, managing distribution of work to the appropriate platform. Beginning in 1994, CraySoft will market several of the Company's compiler programming environment software packages for use on the CS6400 system and non-Cray platforms, including workstations and personal computers.

    In addition to the Company's applications software products, many third-party software applications are available for use on the Company's supercomputer systems under the UNICOS operating system and any third-party software applications that run in a Sun/Solaris operating environment will run on the CS6400 system.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    Most integrated circuits required for the Company's computer systems are designed by the Company and then manufactured by and purchased from outside sources. The Company manufactures most of the printed circuit boards and some of the logic integrated circuits used in its products. Due to the use of advanced technology components in the Company's products, certain components are available only from a limited number of suppliers. Significant delays in the delivery of a substantial number of these components could adversely affect production schedules, revenues and operating results. The Company believes that its sources of supply for components are adequate for 1994 production needs.

PATENTS

    The Company has obtained patents relating to its computer systems. While the Company may apply for patents as it develops products and processes which it believes to be patentable, the Company believes that its success principally will be dependent upon its ability to design advanced products rather than its ability to secure patents.

SEASONALITY

    The Company's business is not inherently seasonal in nature. However, operating results are significantly influenced by the timing of the availability of new products, the number of computer systems accepted within a reporting period, the configuration of the systems accepted and whether a system is sold or leased.

MARKETING AND SUPPORT SERVICES

    The Company's central marketing activities are located in Eagan, Minnesota and Cray Research Superservers' marketing is located in Beaverton, Oregon. The Company markets its computer systems through its own sales force to customers in North America, Europe, Latin America, the Far East and Australia, and through independent representatives in the Middle East and the Far East. The Company also offers products through distributors and re-sellers in selected markets.

    The Company offers its systems for sale or lease. Sales include both systems sold to customers or third-party lessors and certain long-term leases that qualify for sales accounting treatment. Operating lease terms generally are for one to three years, with a purchase option entitling the user to a partial lease payment credit in the event of purchase. These operating leases do not return to the Company its selling price plus interest charges during the initial noncancellable term of the lease. In the accounting period in which an operating lease begins, revenue and earnings are lower than the levels which would be achieved if the system were sold. Leases also increase cash requirements. Systems sold to third-party lessors are re-marketed by the Company upon lease termination on a best efforts basis.

    Maintenance and other support services following installation are performed by hardware engineers and software analysts employed by the Company. Such services are provided under separate maintenance contracts between the Company and its customers. These contracts generally provide for maintenance services for one year and are renewable annually at the customer's election.

BACKLOG

    The Company believes backlog information provides only a limited indication of its expected future revenue. The Company measures backlog using contract value which is based on selling price for sales orders and the guaranteed cash flows for lease orders. The contract value of backlog at December 31, 1993 was $409 million, all of which is expected to be installed in 1994. The contract value of backlog at December 31, 1992 was $417 million, of which $362 million was installed in 1993. Included in the total backlog amount at December 31, 1993, are orders from the United States government for systems, peripherals and upgrades with a total contract value of approximately $109 million; these orders are cancellable under standard termination for convenience clauses included in most U.S. government contracts.

COMPETITION

    Competition in the computer industry is based primarily on equipment performance and reliability, manufacturer reputation, software capability and availability, price, and availability of support services. The Company competes primarily in the market for high-performance scientific and engineering computer systems and believes that it holds a competitive advantage in this market. With the introduction of the CS6400 system in late 1993, the Company will face new competion in the commercial marketplace. There can be no assurance that levels of competition within the markets in which the Company competes will not intensify or that the Company's technological advantages may not be reduced or lost as a result of technological advances by competitors. Furthermore, some of the Company's competitors have significantly greater resources than the Company. The Company's principal competitors include Convex Computer Corporation, Fujitsu, Ltd., Hewlett Packard, IBM, Intel Corporation, NCR, NEC Corporation, Silicon Graphics, Inc., and Thinking Machines Corporation.

DEVELOPMENT AND ENGINEERING

    The Company is committed to leadership in the high-performance scientific, commercial and engineering computing systems market, and its continued success will be largely dependent upon its successful development and introduction of new products and enhancements to its existing product lines. Such product development and enhancements depend not only upon the Company's internal development and engineering activities, but also upon the availability of advanced technology components from outside suppliers as described under "Sources and Availability of Raw Materials" above.

    The Company's strategy is to continue enhancement of existing products while devoting substantial resources to the development of new products which are expected to provide acceptable returns to the Company. The Company's intention is to spend at least 15% of revenue annually on development and engineering activities for these products. Development and engineering costs, including costs of software development, totalled $146 million in 1993, $162 million in 1992 and $143 million in 1991, or 16.3%, 20.3% and 16.6% of revenue in each respective year.

    Hardware development and engineering expenditures in 1993 were focused on the same areas as in 1992: the Triton, the Company's next generation high-end parallel vector supercomputer; MPP system development; entry-level system development; and ongoing Cray C90 development and engineering. The MPP Project received funding of $12.7 million over a three year period ended in 1993 from the Advanced Research Projects Agency (ARPA).

    In the area of software development, the Company is developing new applications software and is continuing to enhance and develop its UNICOS operating system, compilers and application development tools to increase functionality and performance. The Company also is expanding its network communications software to provide increased connectivity to other computer systems. During 1993, the Company completed the development of enhanced versions of several compiler products and began initiatives to develop selected software for use on desktop systems and other non-Cray platforms.

ENVIRONMENTAL COMPLIANCE

    Compliance by the Company with Federal, state and local environmental protection laws during 1993 had no material effect upon capital expenditures, earnings or competitive position and is expected to have none in the foreseeable future.

EMPLOYEES

    As of December 31, 1993, the Company had 4960 full-time employees: 1082 in development and engineering, 1798 in manufacturing, 728 in marketing and sales, 1157 in field service and 195 in general management and administrative positions. The Company has never experienced any material work stoppage due to labor disagreements, and in the opinion of management, the Company's labor relations are satisfactory. No employees are represented by labor unions.

FINANCIAL INFORMATION ABOUT DOMESTIC AND FOREIGN OPERATIONS

    Information concerning revenue, operating profit and identifiable assets by geographic area for 1993, 1992 and 1991 is included on page 32 of the Company's 1993 Annual Report to Stockholders for the year ended December 31, 1993 (hereinafter the "Annual Report"), which information is incorporated herein by reference.

    The Company's international business is subject to risks customarily encountered in foreign operations, including fluctuations in monetary exchange rates, import and export controls and the economic, political and regulatory policies of foreign governments. While the technological nature of the Company's products may limit the Company's ability to market its products in some foreign countries, the Company does not believe its international business is subject to any special risks.

ITEM 2 -- PROPERTIES

    The Company's principal properties are as follows:

                                                                                   LEASE
                                                                  APPROXIMATE    EXPIRATION
LOCATION OF PROPERTY               USES OF FACILITY              SQUARE FOOTAGE     DATE
- ---------------------------------  ----------------------------  --------------  ----------
Chippewa Falls, Wisconsin          Manufacturing, engineering,        924,805      Owned
                                   development, and technical
                                   operations.
Eagan, Minnesota                   Executive offices, software        479,300      Owned
                                   development and training,
                                   corporate marketing.
Mendota Heights, Minnesota         General and administrative         118,900      Owned
                                   and sales offices.
                                   Distribution center and             36,200      12/95
                                   other support services.
Beaverton, Oregon                  Cray Research Superservers,        102,700      11/94
                                   Inc. manufacturing,
                                   marketing and administrative
                                   operations
San Diego, California              Cray Research Superservers,         36,400      7/97
                                   Inc. hardware and software
                                   development operations

    The Company also leases approximately 211,100 square feet primarily for sales and service offices in various domestic locations. In addition, various foreign sales subsidiaries have leased approximately 152,300 square feet of office space. The Company believes its manufacturing and sales facilities are adequate to meet its needs in 1994.

    The Company plans to spend approximately $86 million on property, plant and equipment in 1994. (See also "Financial Review" on pages 22 through 24 of the Annual Report, which section is incorporated herein by reference.)

ITEM 3 -- LEGAL PROCEEDINGS
    There are no legal proceedings pending against or involving the Company which, in the opinion of management, will have a material adverse effect upon its consolidated financial position or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME AND TITLE               AGE    BIOGRAPHICAL INFORMATION
- -------------------------    ---    ---------------------------------------------------------------------------
John F. Carlson              55     Chairman  and  Chief Executive  Officer since  January 1993.  President and
 Chairman and Chief                 Chief Operating Officer from September 1991 to January 1993. Executive Vice
 Executive Officer and              President and  Chief Financial  Officer from  September 1982  to  September
 Director                           1991.
Andrew Scott                 65     Vice Chairman since June 1983. Counsel for the Company since November 1981.
 Vice Chairman and
 Counsel and Director
Lester T. Davis              63     Chief  Operating Officer since  January 1993. Chief  Technical Officer from
 Chief Operating Officer            November  1991  to  January   1993.  Executive  Vice  President,   Chippewa
 and Director                       Operations from November 1981 to January 1993.
Robert H. Ewald              46     Chief  Operating  Officer,  Supercomputer Operations  since  December 1993.
 Chief Operating Officer,           Executive Vice President, General Manager of Supercomputer Operations  from
 Supercomputer Operations           January  1993 to December 1993.  Executive Vice President, Development from
                                    September 1991 to  January 1993.  Executive Vice  President, Software  from
                                    September 1987 to September 1991.
Michael J. Lindseth          40     Chief  Financial  Officer  since September  1991.  Vice  President, General
 Chief Financial Officer            Manager Entry-Level  Systems  from May  1990  to September  1991.  Managing
                                    Director, Cray UK Region from April 1988 to May 1990.
Carl W. Diem                 46     Senior  Vice  President,  Sales  and Marketing  since  November  1992. Vice
 Senior Vice President,             President, International  Sales  from  May  1992  to  November  1992.  Vice
 Sales and Marketing                President  of  Marketing Support  from November  1990  to May  1992. Senior
                                    Director of Marketing Support from January 1988 to November 1990.
Don F. Whiting               53     Senior Vice  President,  Operations  since December  1993.  Executive  Vice
 Senior Vice President,             President,  Customer  Service  from  January 1993  to  December  1993. Vice
 Operations                         President, Customer Service from May 1991 to January 1993. Vice  President,
                                    Managing  Director European  Operations from  June 1990  to May  1991. Vice
                                    President, Manufacturing from June 1981 to June 1990.
Irene M. Qualters            44     Senior Vice  President,  Software  since  December  1993.  Vice  President,
 Senior Vice President,             Software  from September  1991 to  December 1993.  Vice President, Software
 Software                           Development from November 1990 to September 1991. Software Analyst  Manager
                                    from October 1986 to November 1990.

    There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. The officers are elected annually by and serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    "Investor Information," appearing on page 44 of the Annual Report, is incorporated herein by reference.

ITEM 6 -- SELECTED FINANCIAL DATA

    "Historical Financial Summary," appearing on pages 20 and 21 of the Annual Report, is incorporated herein by reference.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Financial Review," appearing on pages 22 through 24 of the Annual Report, is incorporated herein by reference.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1993, together with the report thereon of KPMG Peat Marwick dated January 25, 1994, appearing on pages 25 through 41 of the Annual Report, are incorporated herein by reference.

    "Quarterly Financial Data," appearing on page 41 of the Annual Report, also is incorporated herein by reference.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

    "Election of Directors" in the Company's Proxy Statement for the 1994 Annual Meeting of Stockholders to be held on May 17, 1994 filed or to be filed (hereinafter the "Proxy Statement") is incorporated herein by reference.

IDENTIFICATION OF EXECUTIVE OFFICERS

    Information regarding executive officers of the Company is contained in Part I of this Report on page 7 and is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

    "Election of Directors" and "Executive Compensation" in the Proxy Statement are incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    "Voting Securities and Principal Holders Thereof" in the Proxy Statement are incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

    Incorporated by reference into Part II, Item 8 of this Report:

                                                                                             PAGES IN
                                                                                           1993 ANNUAL
                                                                                            REPORT TO
                                                                                           STOCKHOLDERS
                                                                                          --------------
Independent Auditors' Report............................................................        25
Consolidated Statements of Operations for the years ended December 31, 1993, 1992 and
 1991...................................................................................        26
Consolidated Balance Sheets as of December 31, 1993 and 1992............................        27
Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1992 and
 1991...................................................................................        28
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993,
 1992 and 1991..........................................................................        29
Summary of Significant Accounting Policies..............................................        30
Notes to Consolidated Financial Statements..............................................        32

FINANCIAL STATEMENT SCHEDULES

                                                                                                     PAGE
                                                                                                --------------
Independent Auditors' Report on Financial Statement Schedules.................................        13
Schedule I         --      Marketable Securities and Other Security Investments...............        14
Schedule V         --      Property, Plant and Equipment and Leased Systems and
                           Spares.............................................................        15
Schedule VI        --      Accumulated Depreciation and Amortization of Property, Plant and
                           Equipment and Leased Systems and Spares............................        16
Schedule X         --      Supplementary Statement of Operations Information..................        17

    All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORTS ON FORM 8-K

    The Company was not required to and did not file any reports on Form 8-K during the three months ended December 31, 1993.

EXHIBITS

    (3.1)     --      Copy of Certificate of Incorporation of the Company as filed with the Delaware
                      Secretary  of State  on April  6, 1972, and  amendments thereto  as filed: (i)
                      December 22, 1975 and May 14, 1979 (incorporated by reference to Exhibit 4  of
                      Item  13 to the Company's  Registration Statement on Form  S-16, as filed with the Securities and Exchange Commission  on October 16, 1980, Registration  No.
                      2-69445);  (ii) December 10,  1980 (incorporated by reference  to Exhibit 3 of
                      Item 11  to the  Company's  Annual Report  on Form  10-K  for the  year  ended
                      December 31, 1980); (iii) May 21, 1985 (incorporated by reference to Exhibit 4 of Item 6 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                      June  30, 1985); (iv) July 9, 1987  (incorporated by reference to Exhibit 3 of
                      Item 6 to the Company's  Quarterly Report on Form  10-Q for the quarter  ended
                      June  30, 1987); and May 29, 1990 (incorporated by reference to Exhibit 3.1 of
                      Item 14  to the  Company's  Annual Report  on Form  10-K  for the  year  ended
                      December 31, 1990).
    (3.2)     --      Copy of the Company's By-Laws, as amended through January 24, 1994.
    (4.1)     --      Copy of Indenture dated February 1, 1986 between the Company and Manufacturers
                      Hanover  Trust Company, Trustee, relating to  the Company's 6 1/8% Convertible
                      Subordinated Debentures due 2011  (incorporated by reference  to Exhibit 4  of
                      Item  14  to the  Company's  Annual Report  on Form  10-K  for the  year ended
                      December 31, 1985).
    (4.2)     --      Copy of Common Shares Rights Agreement dated  as of May 15, 1989 between  Cray
                      Research, Inc., and Norwest Bank Minnesota, N.A. (incorporated by reference to the Company's Registration Statement on Form 8-A, dated May 24, 1989, as filed with the Securities and Exchange Commission, File #1-8028).
    (4.3)     --      See 3.1 above.
   (10.1)     --      Copy  of Credit  Agreement dated  May 26,  1992 (incorporated  by reference to
                      Exhibit 10 of Item 6  to the Company's Quarterly Report  on Form 10-Q for  the
                      quarter ended June 30, 1992).
   (10.2)     --      Copy   of  1989  Non-Employee   Directors'  Stock  Option   Plan,  as  amended
                      (incorporated by reference to Exhibit 10.3 of Item 14 in the Company's  Annual
                      Report on Form 10-K for the year ended December 31, 1991).
   (10.3)     --      Copy  of  1989  Employee  Benefit  Stock  Plan,  as  amended  (incorporated by reference to Exhibit 10.4 of  Item 14 in the  Company's Annual Report on  Form
                      10-K for the year ended December 31, 1991).
   (10.4)     --      Copy  of 1985 Incentive Stock Option  and Nonstatutory Option Plan, as amended
                      (incorporated by reference to exhibit 10.5 of Item 14 in the Company's  Annual
                      Report on form 10-K for the year ended December 31, 1991).
   (10.5)     --      Copy of Annual Incentive Plan, as amended.
   (10.6)     --      Copy  of Executives' Severance Compensation Plan (incorporated by reference to
                      Exhibit 10.7 of Item 14  in the Company's Annual Report  on Form 10-K for  the
                      year ended December 31, 1991).
   (10.7)     --      Copy of Distribution Agreement dated July 31, 1989 between Cray Research, Inc.
                      and Cray Computer Corporation (incorporated by reference to Exhibit 2a of Item
                      7 to the Company's Current Report on Form 8-K dated October 30, 1989).

EXHIBITS

   (10.8)     --      Copy  of License Agreement dated July 31, 1989 between Cray Research, Inc. and
                      Cray Computer Corporation (patents, technology, software) -- (incorporated  by reference  to Exhibit 2c of Item 7 to the Company's Current Report on Form 8-K
                      dated October 30, 1989).
   (10.9)     --      Copy of Amendment  to License Agreement  dated October 24,  1989 between  Cray
                      Research,  Inc. and  Cray Computer  Corporation (incorporated  by reference to
                      Exhibit 2d of Item 7 to the Company's Current Report on Form 8-K dated October
                      30, 1989).
  (10.10)     --      Copy of License Agreement dated July 31, 1989 between Cray Research, Inc.  and
                      Cray  Computer Corporation (software) -- (incorporated by reference to Exhibit
                      2e of Item 7  to the Company's  Current Report on Form  8-K dated October  30,
                      1989).
     (11)     --      Computation of Earnings (Loss) Per Share.
     (13)     --      1993 Annual Report to Stockholders.
     (22)     --      Subsidiaries of the Registrant.
     (24)     --      Independent Auditors' Consent.
     (25)     --      Power of Attorney (see the signature page of this Report).

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES

The Board of Directors and Stockholders
Cray Research, Inc.:

    Under date of January 25, 1994, we reported on the consolidated balance sheets of Cray Research, Inc. and subsidiaries as of December 31, 1993 and 1992 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report to Stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in Item 14 herein. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

    In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                          KPMG Peat Marwick
Minneapolis, Minnesota
January 25, 1994

                      CRAY RESEARCH, INC. AND SUBSIDIARIES
                    SCHEDULE I -- MARKETABLE SECURITIES AND
              OTHER SECURITY INVESTMENTS

                               DECEMBER 31, 1993
                                 (IN THOUSANDS)

                                                                                         AMOUNT AT
                                                                                       WHICH CARRIED
                                                   PRINCIPAL                            IN BALANCE
TYPE OF INVESTMENT                                   AMOUNT       COST       MARKET        SHEET
- -------------------------------------------------  ----------  ----------  ----------  -------------
Commercial paper.................................  $   50,957  $   50,957  $   50,957   $    50,957
Certificates of deposit..........................       7,540       7,540       7,540         7,540
Auction rate government securities...............      91,900      91,900      91,900        91,900
Government revenue bonds.........................      18,653      18,653      18,653        18,653
Money market funds...............................      21,921      21,921      21,921        21,921
Other............................................      13,953      13,953      13,953        13,953
                                                   ----------  ----------  ----------  -------------
                                                      204,924     204,924     204,924       204,924
  Less: Long-term investments....................    (157,022)   (157,022)   (157,022)     (157,022)
                                                   ----------  ----------  ----------  -------------
    Short-term investments.......................  $   47,902  $   47,902  $   47,902   $    47,902
                                                   ----------  ----------  ----------  -------------
                                                   ----------  ----------  ----------  -------------

- ------------------------
Securities of any one individual issuer do not exceed 2% of total assets of the registrant.

                      CRAY RESEARCH, INC. AND SUBSIDIARIES
                SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT AND
              LEASED SYSTEMS AND SPARES

                                 (IN THOUSANDS)

                                                                                                  TRANSFERS AND
                                                     BALANCE AT                                       OTHER        BALANCE AT
                                                      BEGINNING     ADDITIONS     RETIREMENTS       ADDITIONS        END OF
DESCRIPTION                                            OF YEAR       AT COST        OR SALES      (DEDUCTIONS)        YEAR
- --------------------------------------------------   -----------    ----------    ------------    -------------    ----------
YEAR ENDED DECEMBER 31, 1993:
  Property, Plant and Equipment:
    Land and improvements.........................   $   22,330     $      77     $      (133)    $        548     $  22,822
    Buildings and improvements....................      110,505         1,443          (4,879)          51,295       158,364
    Machinery and equipment.......................      160,712        15,099          (5,668)         (44,168)      125,975
    Data processing equipment.....................      169,706        23,406         (15,048)         (12,444)      165,620
    Office furniture and equipment................       21,147           609          (1,589)            (306)       19,861
    Construction in progress......................       12,446         5,057              --          (12,134)        5,369
                                                     -----------    ----------    ------------    -------------    ----------
                                                     $  496,846     $  45,691     $   (27,317)    $    (17,209)    $ 498,011
                                                     -----------    ----------    ------------    -------------    ----------
                                                     -----------    ----------    ------------    -------------    ----------
  Leased Systems and Spares:
    Leased systems................................   $  140,947     $  47,169     $   (85,502)    $     36,935     $ 139,549
    Spares........................................      150,040        30,791          (6,208)         (25,466)      149,157
                                                     -----------    ----------    ------------    -------------    ----------
                                                     $  290,987     $  77,960     $   (91,710)    $     11,469     $ 288,706
                                                     -----------    ----------    ------------    -------------    ----------
                                                     -----------    ----------    ------------    -------------    ----------
YEAR ENDED DECEMBER 31, 1992:
  Property, Plant and Equipment:
    Land and improvements.........................   $   20,173     $   2,079     $        --     $         78     $  22,330
    Buildings and improvements....................      108,295         2,105            (804)             909       110,505
    Machinery and equipment.......................      139,885        26,355          (7,129)           1,601       160,712
    Data processing equipment.....................      159,860        47,981         (18,311)         (19,824)      169,706
    Office furniture and equipment................       20,783         1,493          (1,479)             350        21,147
    Construction in progress......................        4,345        10,022              --           (1,921)       12,446
                                                     -----------    ----------    ------------    -------------    ----------
                                                     $  453,341     $  90,035     $   (27,723)    $    (18,807)    $ 496,846
                                                     -----------    ----------    ------------    -------------    ----------
                                                     -----------    ----------    ------------    -------------    ----------
  Leased Systems and Spares:
    Leased systems................................   $  147,147     $  52,147     $   (93,883)    $     35,536     $ 140,947
    Spares........................................      140,949        28,890          (1,693)         (18,106)      150,040
                                                     -----------    ----------    ------------    -------------    ----------
                                                     $  288,096     $  81,037     $   (95,576)    $     17,430     $ 290,987
                                                     -----------    ----------    ------------    -------------    ----------
                                                     -----------    ----------    ------------    -------------    ----------
YEAR ENDED DECEMBER 31, 1991:
  Property, Plant and Equipment:
    Land and improvements.........................   $   17,555     $   2,051     $        --     $        567     $  20,173
    Buildings and improvements....................      111,514         1,554          (3,583)          (1,190)      108,295
    Machinery and equipment.......................      120,502        19,556          (2,934)           2,761       139,885
    Data processing equipment.....................      141,175        43,912          (4,989)         (20,238)      159,860
    Office furniture and equipment................       18,829         2,052            (394)             296        20,783
    Construction in progress......................        1,191         6,764             (32)          (3,578)        4,345
                                                     -----------    ----------    ------------    -------------    ----------
                                                     $  410,766     $  75,889     $   (11,932)    $    (21,382)    $ 453,341
                                                     -----------    ----------    ------------    -------------    ----------
                                                     -----------    ----------    ------------    -------------    ----------
  Leased Systems and Spares:
    Leased systems................................   $  148,088     $  50,828     $   (79,845)    $     28,076     $ 147,147
    Spares........................................      128,387        30,333            (493)         (17,278)      140,949
                                                     -----------    ----------    ------------    -------------    ----------
                                                     $  276,475     $  81,161     $   (80,338)    $     10,798     $ 288,096
                                                     -----------    ----------    ------------    -------------    ----------
                                                     -----------    ----------    ------------    -------------    ----------

                      CRAY RESEARCH, INC. AND SUBSIDIARIES
          SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT AND LEASED SYSTEMS AND SPARES

                                 (IN THOUSANDS)

                                                                                    TRANSFERS
                                           BALANCE AT                               AND OTHER      BALANCE
                                            BEGINNING    ADDITIONS   RETIREMENTS    ADDITIONS     AT END OF
DESCRIPTION                                  OF YEAR      AT COST      OR SALES    (DEDUCTIONS)     YEAR
- -----------------------------------------  -----------  -----------  ------------  ------------  -----------
YEAR ENDED DECEMBER 31, 1993:
  Property, Plant and Equipment:
    Land improvements....................   $   1,006    $     339   $     (62)    $      (2)     $   1,281
    Buildings and improvements...........      24,288        9,377      (4,269)       23,924         53,320
    Machinery and equipment..............     100,190       21,175      (4,138)      (26,443)        90,784
    Data processing equipment............     100,809       30,316     (13,281)       (4,093)       113,751
    Office furniture and equipment.......      12,778        2,181      (1,495)         (238)        13,226
                                           -----------  -----------  ------------  ------------  -----------
                                            $ 239,071    $  63,388   $ (23,245)    $  (6,852)     $ 272,362
                                           -----------  -----------  ------------  ------------  -----------
                                           -----------  -----------  ------------  ------------  -----------
  Leased Systems and Spares:
    Leased systems.......................   $ 101,207    $  29,292   $ (55,564)    $  20,567      $  95,502
    Spares...............................      93,484       24,120      (5,714)      (18,545)        93,345
                                           -----------  -----------  ------------  ------------  -----------
                                            $ 194,691    $  53,412   $ (61,278)    $   2,022      $ 188,847
                                           -----------  -----------  ------------  ------------  -----------
                                           -----------  -----------  ------------  ------------  -----------
YEAR ENDED DECEMBER 31, 1992:
  Property, Plant and Equipment:
    Land and improvements................   $     684    $     322   $      --     $      --      $   1,006
    Buildings and improvements...........      18,972        6,326        (711)         (299)        24,288
    Machinery and equipment..............      79,017       23,722      (3,602)        1,053        100,190
    Data processing equipment............      94,246       28,087     (12,863)       (8,661)       100,809
    Office furniture and equipment.......      11,342        2,439      (1,375)          372         12,778
                                           -----------  -----------  ------------  ------------  -----------
                                            $ 204,261    $  60,896   $ (18,551)    $  (7,535)     $ 239,071
                                           -----------  -----------  ------------  ------------  -----------
                                           -----------  -----------  ------------  ------------  -----------
  Leased Systems and Spares:
    Leased systems.......................   $  93,196    $  36,358   $ (51,722)    $  23,375      $ 101,207
    Spares...............................      85,032       24,705      (1,100)      (15,153)        93,484
                                           -----------  -----------  ------------  ------------  -----------
                                            $ 178,228    $  61,063   $ (52,822)    $   8,222      $ 194,691
                                           -----------  -----------  ------------  ------------  -----------
                                           -----------  -----------  ------------  ------------  -----------
YEAR ENDED DECEMBER 31, 1991:
  Property, Plant and Equipment:
    Land improvements....................   $     371    $     313   $      --     $      --      $     684
    Buildings............................      15,453        5,043      (1,128)         (396)        18,972
    Machinery and equipment..............      63,140       18,651      (2,474)         (300)        79,017
    Data processing equipment............      81,082       26,958      (4,111)       (9,683)        94,246
    Office furniture and equipment.......       9,487        2,228        (227)         (146)        11,342
                                           -----------  -----------  ------------  ------------  -----------
                                            $ 169,533    $  53,193   $  (7,940)    $ (10,525)     $ 204,261
                                           -----------  -----------  ------------  ------------  -----------
                                           -----------  -----------  ------------  ------------  -----------
  Leased Systems and Spares:
    Leased systems.......................   $  94,529    $  37,598   $ (55,502)    $  16,571      $  93,196
    Spares...............................      76,959       22,098        (368)      (13,657)        85,032
                                           -----------  -----------  ------------  ------------  -----------
                                            $ 171,488    $  59,696   $ (55,870)    $   2,914      $ 178,228
                                           -----------  -----------  ------------  ------------  -----------
                                           -----------  -----------  ------------  ------------  -----------

                      CRAY RESEARCH, INC. AND SUBSIDIARIES
        SCHEDULE X -- SUPPLEMENTARY STATEMENT OF OPERATIONS INFORMATION
                                 (IN THOUSANDS)

                                                                          CHARGED TO COSTS AND EXPENSES
                                                                             YEARS ENDED DECEMBER 31
                                                                         -------------------------------
                                                                           1993       1992       1991
                                                                         ---------  ---------  ---------
Maintenance and repairs................................................  $  18,809  $  19,860  $  18,322

- ------------------------
Other items requiring disclosure are less than 1% of total revenue.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CRAY RESEARCH, INC.

                                          By  /s/ JOHN F. CARLSON
                                          --------------------------------------
                                               John F. Carlson
                                               Chairman and Chief Executive
                                          Officer
                                               (Principal Executive Officer)

                                          By  /s/ MICHAEL J. LINDSETH
                                          --------------------------------------
                                               Michael J. Lindseth
                                              Chief Financial Officer
                                              (Principal Financial Officer)

                                          By  /s/ CHARLES T. ROEHRICK
                                          --------------------------------------
                                               Charles T. Roehrick
                                              Corporate Controller
                                              (Principal Accounting Officer)

Dated: March 21, 1994

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears above or below constitutes and appoints John F. Carlson and Michael J. Lindseth, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in their respective capacities as directors of the Company.

               Signature                                                           Date
- ----------------------------------------                                      --------------
/s/ JOHN F. CARLSON                                    Director               March 21, 1994
- ------------------------------------
 John F. Carlson
/s/ LESTER T. DAVIS                                    Director               March 21, 1994
- ------------------------------------
 Lester T. Davis
/s/ LIVIO D. DESIMONE                                  Director               March 21, 1994
- ------------------------------------
 Livio D. DeSimone
/s/ CATHERINE M. HAPKA                                 Director               March 21, 1994
- ------------------------------------
 Catherine M. Hapka
/s/ PHILIP G. HEASLEY                                  Director               March 21, 1994
- ------------------------------------
 Philip G. Heasley
/s/ ROBERT G. POTTER                                   Director               March 21, 1994
- ------------------------------------
 Robert G. Potter
/s/ ANDREW SCOTT                                       Director               March 21, 1994
- ------------------------------------
 Andrew Scott
/s/ JAN H. SUWINSKI                                    Director               March 21, 1994
- ------------------------------------
 Jan H. Suwinski

                                 EXHIBIT INDEX

    EXHIBITS FILED AS ITEM 14 TO THE ANNUAL REPORT OF CRAY RESEARCH, INC. AND ITS SUBSIDIARIES ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1993.

 EXHIBIT                                                                                                   PAGE
- ---------                                                                                                  -----
    (3.1)     --      Copy of Certificate of Incorporation of  the Company as filed with the  Delaware
                      Secretary  of  State on  April 6,  1972,  and amendments  thereto as  filed: (i)
                      December 22, 1975 and May  14, 1979 (incorporated by  reference to Exhibit 4  of
                      Item  13 to the Company's Registration Statement on Form S-16, as filed with the
                      Securities and  Exchange  Commission  on  October  16,  1980,  Registration  No.
                      2-69445); (ii) December 10, 1980 (incorporated by reference to Exhibit 3 of Item
                      11  to the Company's Annual Report on Form  10-K for the year ended December 31,
                      1980); (iii) May 21, 1985 (incorporated by  reference to Exhibit 4 of Item 6  to the  Company's Quarterly  Report on  Form 10-Q  for the  quarter ended  June 30,
                      1985); and (iv) July 9, 1987 (incorporated  by reference to Exhibit 3 of Item  6 to  the Company's Quarterly Report  on Form 10-Q for  the quarter ended June 30,
                      1987); (v) and May 29, 1990 (incorporated by reference to Exhibit 3.1 of Item 14 to the Company's  Annual Report on  Form 10-K  for the year  ended December  31,
                      1990).
    (3.2)     --      Copy of the Company's By-Laws, as amended through January 24, 1994.
    (4.1)     --      Copy  of Indenture dated February 1,  1986 between the Company and Manufacturers
                      Hanover Trust Company,  Trustee, relating  to the Company's  6 1/8%  Convertible
                      Subordinated Debentures due 2011 (incorporated by reference to Exhibit 4 of Item
                      14  to the Company's Annual Report on Form  10-K for the year ended December 31,
                      1985).
    (4.2)     --      Copy of Common Shares  Rights Agreement dated  as of May  15, 1989 between  Cray
                      Research,  Inc., and Norwest Bank Minnesota,  N.A. (incorporated by reference to the Company's Registration Statements on Form 8-A, dated May 24, 1989, as  filed with the Securities and exchange Commission, File #1-8028).
    (4.3)     --      See 3.1 above.
   (10.1)     --      Copy  of  Credit Agreement  dated  May 26,  1992  (incorporated by  reference to
                      Exhibit 10 of  Item 6 to  the Company's Quarterly  Report on Form  10-Q for  the
                      quarter ended June 30, 1992).
   (10.2)     --      Copy of 1989 Non-Employee Directors' Stock Option Plan, as amended (incorporated by  reference to Exhibit 10.3 of Item 14  in the Company's Annual Report on Form
                      10-K for the year ended December 31, 1991).
   (10.3)     --      Copy of 1989 Employee Benefit Stock Plan, as amended (incorporated by  reference to  Exhibit 10.4 of Item 14 in the  Company's Annual Report on Form 10-K for the
                      year ended December 31, 1991).
   (10.4)     --      Copy of 1985  Incentive Stock Option  and Nonstatutory Option  Plan, as  amended
                      (incorporated  by reference to Exhibit  10.5 of Item 14  in the Company's Annual
                      Report on Form 10-K for the year ended December 31, 1991).
   (10.5)     --      Copy of Annual Incentive Plan, as amended.
   (10.6)     --      Copy of Executives'  Severance Compensation Plan  (incorporated by reference  to
                      Exhibit 10.7 of Item 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

 EXHIBIT                                                                                                   PAGE
- ---------                                                                                                  -----
   (10.7)     --      Copy  of Distribution Agreement dated July  31, 1989 between Cray Research, Inc.
                      and Cray Computer Corporation (incorporated by reference to Exhibit 2a of Item 7 to the Company's Current Report on Form 8-K dated October 30, 1989).
   (10.8)     --      Copy of License Agreement  dated July 31, 1989  between Cray Research, Inc.  and
                      Cray  Computer Corporation  (patents, technology, software)  -- (incorporated by reference to Exhibit 2c of  Item 7 to the Company's  Current Report on Form  8-K
                      dated October 30, 1989).
   (10.9)     --      Copy  of  Amendment to  License Agreement  dated October  24, 1989  between Cray
                      Research, Inc.  and  Cray Computer  Corporation  (incorporated by  reference  to
                      Exhibit  2d of Item 7 to the Company's  Current Report on Form 8-K dated October
                      30, 1989).
  (10.10)     --      Copy of License Agreement  dated July 31, 1989  between Cray Research, Inc.  and
                      Cray Computer Corporation (software) -- (incorporated by reference to Exhibit 2e of Item 7 to the Company's Current Report on Form 8-K dated October 30, 1989).
     (11)     --      Computation of Earnings (Loss) Per Share.
     (13)     --      1993 Annual Report to Stockholders.
     (22)     --      Subsidiaries of the Registrant.
     (24)     --      Independent Auditors' Consent.
     (25)     --      Power of Attorney (see the signature page of this Report).