Form 10-Q
period 1994-03-31
CRAY RESEARCH INC
filed 1994-05-16
CIK 25506

 																					SECURITIES AND EXCHANGE COMMISSION
  																									Washington, D.C. 20549


   																														FORM 10-Q


       					[X]	Quarterly Report Pursuant to Section 13 or 15(d) of
	                    	The Securities Exchange Act of 1934

                                   		or

           	[ ]	Transition Report Pursuant to Section 13 or 15(d) of
	                    	The Securities Exchange Act of 1934




        	For the quarter ended:              	Commission file number:
           	March 31, 1994                            	1-8028



                          CRAY RESEARCH, INC.
          (Exact name of Registrant as specified in its charter)


             	Delaware                               	39-1161138
      	(State of Incorporation)        	(I.R.S Employer Identification No.)

                           655A Lone Oak Drive
                            Eagan, MN  55121
                 (Address of principal executive offices)

                   Telephone Number:  (612) 683-7100



	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
 Act of 1934 during the prededing 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES-X
 NO


	As of April 30, 1994 25,860,000 shares of the Registrant's Common Stock were outstanding.

                 	CRAY RESEARCH, INC. and SUBSIDIARIES

	                              FORM 10-Q

                            	March 31, 1994



                              	I N D E X


                                                              			Page
	                                                             		------
Part I - Financial Information:

	Consolidated Statements of Operations-
		Three months ended March 31, 1994 and 1993                       	1

	Consolidated Balance Sheets -
		March 31, 1994 and December 31, 1993                             	2

	Consolidated Statements of Cash Flows -
		Three months ended March 31, 1994 and 1993                       	3

	Notes to Consolidated Financial Statements                        	4

	Financial Review                                                  	6


Part II - Other Information                                        	9


Signatures                                                        	10


Exhibit Index                                                     	11

                    CRAY RESEARCH, INC. and SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited)



                                                       Three Months Ended
                                                            March 31
                                                     ----------------------
                                                        1994        1993
                                                     ----------  ----------
                                                     (In thousands, except
                                                         per share data)
Revenue:
 Sales                                                $ 198,253   $ 148,708
 Leased systems                                           5,066       5,066
 Service fees                                            45,547      48,823
- - ---------------------------------------------         ---------   ---------
  Total revenue                                         248,866     202,597
- - ---------------------------------------------         ---------   ---------

Cost of revenue:
 Cost of sales                                          101,679      72,341
 Cost of leased systems                                   2,619       3,442
 Cost of services                                        36,448      35,063
- - --------------------------------------------          ---------   ---------
  Total cost of revenue                                 140,746     110,846
- - --------------------------------------------          ---------   ---------

Gross profit                                            108,120      91,751
- - --------------------------------------------          ---------   ---------

Operating expenses:
 Development and engineering                             36,950      34,383
 Marketing                                               32,341      27,957
 General and administrative                               5,967       6,611
- - -------------------------------------------           ---------   ---------
  Total operating expenses                               75,258      68,951
- - -------------------------------------------           ---------   ---------
Operating income                                         32,862      22,800

 Other expense, net                                      (1,509)       (722)
- - -------------------------------------------           ---------   ---------
Earnings before income taxes                             31,353      22,078
 Income tax expense                                      (9,400)     (7,054)
- - -------------------------------------------           ---------   ---------
Net earnings                                          $  21,953   $  15,024
- - -------------------------------------------           =========   =========
Earnings per common
 and common equivalent share                          $    0.84   $    0.58
- - -------------------------------------------           =========   =========

Average number of common and
 common equivalent shares
 outstanding                                             26,002      26,050
- - -------------------------------------------           =========   =========

         See accompanying notes to consolidated financial statements.

                  CRAY RESEARCH, INC. and SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


                                                March 31       December 31
                                                  1994            1993
                                              ------------    ------------
                                                    (In thousands)
Assets
- - -------------------------------------------
Current assets:
 Cash and equivalents                           $    8,366      $   78,373
 Receivables                                       227,609         186,852
 Inventories                                       332,621         315,100
 Other current assets                               50,943          46,988
- - -------------------------------------------     ----------      ----------
  Total current assets                             619,539         627,313

Long-term receivables                               35,487          10,593

Leased systems and spares, net                      98,905          99,859

Property, plant and equipment, net                 219,970         225,649

Investments and other assets                       191,431         206,354
- - -------------------------------------------     ----------      ----------
                                                $1,165,332      $1,169,768
                                                ==========      ==========
Liabilities and Stockholders' Equity
- - -------------------------------------------
Current liabilities:
 Current installments of long-term debt         $    1,447      $    2,216
 Accounts payable                                   34,252          41,679
 Accrued expenses                                   85,111         109,300
 Income taxes payable                               42,660          30,422
 Deferred income and customer advances              84,686          88,346
- - -------------------------------------------     ----------      ----------
  Total current liabilities                        248,156         271,963
- - -------------------------------------------     ----------      ----------

Long-term debt, excluding
 current installments                              105,000         105,478

Other long-term obligations                         13,266          12,986

Stockholders' equity:
 Common stock                                       31,511          31,511
 Additional paid-in capital                         99,195         102,489
 Retained earnings                                 888,817         866,864
 Foreign currency translation adjustments           (1,638)         (3,024)
 Treasury stock, at cost                          (218,975)       (218,499)
- - -------------------------------------------     ----------      ----------
  Total stockholders' equity                       798,910         779,341
- - -------------------------------------------     ----------      ----------
                                                 1,165,332       1,169,768
                                                ==========      ==========

        See accompanying notes to consolidated financial statements.

                    CRAY RESEARCH, INC. and SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                          Three months ended
                                                               March 31
                                                         --------------------
                                                            1994       1993
                                                         ---------  ---------
                                                            (In thousands)

Cash flows provided by (used in) operations              $ (59,254) $  61,454
- - -----------------------------------------------------    ---------  ---------

Cash flows provided by (used in) investing:
  Transfers from (to) long-term investments                 15,000    (25,000)
  Expenditures for leased systems and spares                (1,116)    (6,162)
  Expenditures for property, plant and equipment           (20,470)   (11,364)
  Other, net                                                   177      2,300
- - -----------------------------------------------------    ---------  ---------
   Total cash flows used in investing                      (6,409)   (40,226)
- - -----------------------------------------------------    ---------  ---------

Cash flows provided by (used in) financing:
  Proceeds from borrowings                                     458      2,252
  Proceeds from the sale of common stock to employees        3,929        627
  Repayments of debt                                        (1,747)    (2,733)
  Repurchases of common stock                               (7,732)         -
- - -----------------------------------------------------    ---------  ---------
   Total cash flows provided by (used in) financing         (5,092)       146
- - -----------------------------------------------------    ---------  ---------

Effect of exchange rate changes                                748     (1,136)
- - -----------------------------------------------------    ---------  ---------

Increase (decrease) in cash and equivalents                (70,007)    20,238

Cash and equivalents at beginning of period                 78,373     54,953
- - -----------------------------------------------------    ---------  ---------

Cash and equivalents at end of period                    $   8,366  $  75,191
- - -----------------------------------------------------    =========  =========

       See accompanying notes to consolidated financial statements.

                    CRAY RESEARCH, INC. and SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)




(1) In the opinion of management, the accompanying consolidated financial statements reflect all adjustments considered necessary for a fair presentation. These adjustments consist only of normal recurring items. For further information, refer to the financial statement and footnotes included or incorporated by reference in the Company's Annual Report on form 10K for the year ended December 31, 1993.


(2) Operating results for the three months ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

(3) During the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Investments in Certain Debt and Equity Securities. The adoption of this standard did not have a material impact on consolidated results of operations.


(4) On April 8, 1994, the Company repurchased on the open market a portion of its Convertible Subordinated Debenture Bonds with a face value of $23.0 million for a purchase price of $20.4 million. The repurchase resulted in a gain of $2.6 million which will be recognized in the second quarter of 1994.

                    CRAY RESEARCH, INC and SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

(5)  Selected consolidated financial statement details (in thousands):

                                                     March 31     December 31
                                                       1994          1993
                                                   ------------   ------------
     Inventories:
       Components and subassemblies                 $  101,043     $   89,421
       Systems in process                              127,099        148,772
       Finished goods                                  104,479         76,907
                                                    ----------     ----------
                                                    $  332,621     $  315,100
                                                    ==========     ==========

     Leased systems and spares:
       Cost                                         $  297,479     $  288,706
       Accumulated depreciation and amortization      (198,574)      (188,847)
                                                    ----------     ----------
                                                    $   98,905     $   99,859
                                                    ==========     ==========

      Property, plant and equipment:
       Cost                                         $  500,493     $  498,011
       Accumulated depreciation and amortization      (280,523)      (272,362)
                                                    ----------     ----------
                                                    $  219,970     $  225,649
                                                    ==========     ==========



                                                       Three months ended
                                                            March 31
                                                       ------------------
                                                         1994       1993
                                                       -------    -------
      Other income (expense), net:
       Interest income                                 $ 2,267    $ 2,097
       Interest expense                                 (2,204)    (2,250)
       Other, net                                       (1,572)      (569)
                                                       -------    -------
                                                       $(1,509)   $  (722)
                                                       =======    =======



                     CRAY RESEARCH, INC. and SUBSIDIARIES
                             FINANCIAL REVIEW

REVENUE
- - -------                                                Three Months Ended
                                                            March 31
                                                       ------------------
                                                        1994        1993
                                                       ------      ------
High-end systems installed:
 Parallel vector processing                               16          11
 Massively parallel processing                             3           0
                                                       ------      ------
                                                          19          11
                                                       ------      ------

Low-end systems installed :
 Parallel vector processing                               26           8
 Symmetric multiprocessing                                 8           1
                                                       ------      ------
                                                          34           9
                                                       ------      ------
Total system installations                                53          20
                                                       ======      ======

High-end systems lease-to-purchase conversions             3           -
                                                       ======      ======



Percent of total revenue
- - ------------------------                               Change from
 1994             1993                                  prior year
- - ------           ------                                -----------
                              Revenue:
  79.7%            73.4%        Sales                      33.3%
   2.0              2.5         Leased systems               -
  18.3             24.1         Service fees               (6.7)
- - ------           ------       ------------------         ------
 100.0%           100.0%          Total revenue            22.8%
======           ======       ==================         ======

 Revenue increased 22.8% in the first quarter of 1994 from the same period in 1993, reflecting a $49.5 million increase in sales revenue, flat lease revenues, and a $3.3 million decline in service fees. At March 31, 1994, 533 systems were installed, compared to 473 a year earlier.

 The sales revenue increase for the quarter resulted from improved revenue from sales of upgrades and peripherals and the higher volume of installations and lease-to-purchase conversions (three lease-to-purchase conversions during first quarter of 1994 compared to zero during first quarter of 1993). Product mix shifted to smaller systems, with more 2-processor and 4-processor systems being installed at the high-end, and a substantial increase in low-end systems volume. This mix change, together with continued market pricing pressures, is expected to result in significantly lower average selling prices in 1994 compared to 1993.
 To meet its 1994 revenue goals, the Company must achieve a significant increase in the number of systems accepted, many of which will be new customer installations.

                    CRAY RESEARCH, INC. and SUBSIDIARIES
                             FINANCIAL REVIEW

                                (continued)

 Service fees declined 6.7% in the quarter. As new products replace old, average service revenue per installation is declining. Smaller systems result in lower monthly service fees. In addition, the new systems are more reliable, enabling the Company to offer, and more customers to accept, lower priced service options with less coverage.

 The order backlog at March 31, 1994 was $271 million, compared to $381 million a year earlier and $409 million at December 31, 1993. The
 Company believes backlog information provides only a limited indication of its expected future revenue. The backlog at the end of the first quarter was affected by a number of factors: historically, the first quarter has a relatively low order rate; higher than normal installations during the first quarter depleted backlog; a few large orders expected during the quarter were not completed before quarter-end; procurement cycles for high-end systems are lengthening, especially for government customers; and the time period between order and acceptance for low-end systems is shorter, resulting in lower backlogs for that part of the business.

GROSS PROFIT
- - ------------
Percent of related revenue
- - --------------------------                                    Change from
 1994             1993                                         prior year
- - --------         --------                                       ---------
                             Gross profit percent:
  48.7%            51.4%       Sales                              (2.7)%
  48.3             32.1        Leased systems                     16.2
  20.0             28.2        Service fees                       (8.2)
- - --------         --------      ----------------------------     ----------
  43.4%            45.3%         Total gross profit percent       (1.9)%
========         ========      ============================     ==========

 The total gross profit percent declined from 45.3% in the first quarter of 1993 to 43.4% in 1994, reflecting decreased margins on sales and service fees. Leased systems margins improved, but had little impact on overall margins because of the small lease base.

 Sales and service margins reflect the pressures referred to in the Revenue discussion above: product mix shift to smaller systems which achieve lower margins; continued market pricing pressures; and lower priced service options which will not be accompanied by proportionately lower costs until the installed base becomes large enough to provide additional economies of scale.

 The Company does not expect the full year 1994 total gross profit percent to exceed the level achieved in the first quarter.

                      CRAY RESEARCH, INC. and SUBSIDIARIES
                                FINANCIAL REVIEW

                                  (continued)


EXPENSES
- - --------
Percent of total revenue
- - ------------------------                                      Change from
 1994             1993                                         prior year
- - --------         -------                                        --------
                             Operating expenses:
  14.8%            17.0%       Development and engineering         7.5%
  13.0             13.8        Marketing                          15.7
   2.4              3.2        General and administrative         (9.7)
- - --------         --------     ----------------------------      ---------
  30.2%            34.0%         Total operating expenses          9.1%
========         ========     ============================      =========

 Total operating expenses for the first quarter increased 9.1% from 1993 to 1994. Investments are being made in the development of follow-on products to CRAY C90 and CRAY EL systems, in applications development, and in increased marketing and selling efforts for low-end products. The decline in general and administrative expenses reflects the timing of charitable contributions.

 The Company continues to employ the expense control management begun with the restructuring at the end of 1992. Even with the significant investments described above, the Company plans to limit full-year 1994 operating expense growth to about 6%.

 The effective tax rate for the quarter was 30.0%, compared to 32.0% for the first quarter of 1993. The 1993 rate did not include the benefit of the Federal Research and Development tax credit, which was reinstated in the third quarter of last year.


Financial Condition
- - --------------------

 The Company used $85.0 million of cash during the first quarter of 1994. With a $15.0 million transfer from long-term investments into cash, cash and equivalents declined $70.0 million during the period. Total cash and investments declined from $235.4 million at December 31, 1993 to $150.0 million at March 31, 1994.

 Operations used $59.3 million of cash during the first quarter, compared to $61.5 million of cash provided by operations during the first quarter of 1993. A few large sales at the end of the quarter resulted in a large increase in receivables in 1994, whereas receivables declined during the first three months of 1993. The increase during the first quarter of 1994 includes an increase in long-term receivables related to one CRAY C90 transaction which will be financed in the second quarter of 1994. Overall, changes in receivables account for a $103.0 million decline in cash from operations.

 For the year, the Company expects cash from operations to be sufficient to fund all investing and financing activities except repurchases of common stock. The Company repurchased 249,400 shares for $7.7 million during the quarter, and had authorization remaining to repurchase up to 1.5 million additional shares.

 Capital expenditures totalling $20.5 million comprised the only other major use of cash during the quarter. The Company expects 1994 capital expenditures to exceed the 1993 level; significant investments in manufacturing facilities and equipment are planned to bring new products to market.

 In addition to cash and investment balances, the Company has available an unused, unsecured $75 million line of credit. The Company believes its liquidity and financial flexibility remain adequate to meet its requirements.

                    CRAY RESEARCH, INC. and SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
- - ------------------------------------------------------------

 No matters were submitted to a vote of security holders during the quarter ended March 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a)	Exhibits

	(11)	Computation of Earnings Per Share.


(b)No reports on Form 8-K were filed during the quarter ended March 31, 1994.

                                       SIGNATURES


 Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


























                                         		CRAY RESEARCH, INC.


Date      	May 6, 1994              	by	 /s/  MICHAEL J. LINDSETH
          	------------------------		---------------------------------
                                     MICHAEL J. LINDSETH
                                     Chief Financial Officer
                                     (Principal Financial Officer)



Date      	May 6, 1994              	by	/s/  CHARLES T. ROEHRICK
          	------------------------		---------------------------------
		                                  	CHARLES T. ROEHRICK
		                                  	Corporate Controller
		                                  	(Principal Accounting Officer)

                                 EXHIBIT INDEX

 EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CRAY RESEARCH, INC. AND SUBSIDIARIES ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1994.


(11)	Computation of Earnings Per Share.

                                                                    Exhibit 11
                                                                    ----------
                          CRAY RESEARCH, INC. and SUBSIDIARIES
                            Computation of Earnings per Share

                                                           Three Months Ended
                                                                March 31
                                                          ---------------------
                                                             1994       1993
                                                          ---------- ----------
PRIMARY EARNINGS PER SHARE                           (In thousands, except per
                                                               share data)
- - ------------------------------------------
(Computation for Consolidated Statements
 of Operations)

Net earnings                                               $21,953    $15,024
Net earnings effect of interest on 6 1/8%
 Convertible Debentures                                          - (1)      -  (1)
- - ------------------------------------------                 -------    -------
Net earnings applicable to common and
 common equivalent shares                                  $21,953    $15,024
- - ------------------------------------------                 -------    -------

Weighted average number of shares outstanding
 during the period                                          25,991     26,049
Common stock equivalents-stock options                          11          1
Common stock equivalents-
 convertible debentures                                          - (1)      -  (1)
- - ------------------------------------------                 -------    -------
Total weighted average number of common
 and common equivalent shares outstanding                   26,002     26,050
- - ------------------------------------------                 -------    -------

Earnings per common and common
 equivalent share                                          $   .84    $  0.58
- - ------------------------------------------                 =======    =======

FULLY DILUTED EARNINGS PER SHARE
- - ------------------------------------------
Net earnings per primary computation above                 $21,953    $15,024
- - ------------------------------------------                 -------    -------

Weighted average number of common and
 common equivalent shares outstanding,
 as adjusted per primary computation above                  26,002     26,050
Additional dilutive effect of outstanding
 stock options                                                   -          8
- - ------------------------------------------                 -------    -------
Total weighted average number of common
 and common equivalent shares outstanding                   26,002     26,058
- - ------------------------------------------                 -------    -------

Earnings per common and common
 equivalent share, assuming
 full dilution                                             $   .84    $  0.58
- - ------------------------------------------                 =======    =======

(1) The effect of the convertible debentures on earnings per share is anti-dilutive as of March 31, 1994 and 1993 and is excluded from the calculation.
