Form 10-Q
period 1994-06-30
CRAY RESEARCH INC
filed 1994-08-12
CIK 25506

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


	[X]	Quarterly Report Pursuant to Section 13 or 15(d) of
		The Securities Exchange Act of 1934

		or

	[ ]	Transition Report Pursuant to Section 13 or 15(d) of
		The Securities Exchange Act of 1934




	For the quarter ended:	Commission file number:
	June 30, 1994	1-8028



CRAY RESEARCH, INC.
(Exact name of Registrant as specified in its charter)


	Delaware	39-1161138
	(State of Incorporation)	(I.R.S Employer Identification No.)

655A Lone Oak Drive
Eagan, MN  55121
(Address of principal executive offices)

Telephone Number:  (612) 683-7100



  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.	  YES-X     NO



  As of July 29, 1994, 25,728,890 shares of the Registrant's Common Stock were outstanding.

CRAY RESEARCH, INC. and SUBSIDIARIES

FORM 10-Q

June 30, 1994



I N D E X


                                                                     Page
Part I - Financial Information:

Consolidated Statements of Operations-
  Three and six months ended June 30, 1994 and 1993....................1

Consolidated Balance Sheets -
  June 30, 1994 and December 31, 1993..................................2

Consolidated Statements of Cash Flows -
Six months ended June 30, 1994 and 1993................................3

Notes to Consolidated Financial Statements.............................4

Financial Review.......................................................6


Part II - Other
Information..................................................10


Signatures...................................................11


Exhibit Index................................................12

CRAY RESEARCH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                Three Months Ended        Six Months Ended
                                     June 30                  June 30
                              ----------------------   ----------------------
                                 1994        1993         1994        1993
                              ----------  ----------   ----------  ----------
                                   (In thousands, except per share data)
Revenue:
 Sales                         $ 162,323   $ 130,819    $ 360,575   $ 279,527
 Leased systems                    5,127       7,844       10,193      12,910
 Service fees                     48,368      49,007       93,915      97,830
- - ----------------------------   ---------   ---------    ---------   ---------
  Total revenue                  215,818     187,670      464,683     390,267
- - ----------------------------   ---------   ---------    ---------   ---------

Cost of revenue:
 Cost of sales                    86,116      64,013      187,844     136,354
 Cost of leased systems            3,181       3,477        5,801       6,919
 Cost of services                 38,262      36,606       74,710      71,669
- - ----------------------------   ---------   ---------    ---------   ---------
  Total cost of revenue          127,559     104,096      268,355     214,942
- - ----------------------------   ---------   ---------    ---------   ---------

Gross profit                      88,259      83,574      196,328     175,325
- - ----------------------------   ---------   ---------    ---------   ---------

Operating expenses:
 Development and engineering      37,228      34,859       74,127      69,242
 Marketing                        35,897      33,417       68,238      61,374
 General and administrative        6,126       5,278       12,093      11,889
- - ----------------------------   ---------   ---------    ---------   ---------
  Total operating expenses        79,251      73,554      154,458     142,505
- - ----------------------------   ---------   ---------    ---------   ---------
Operating income                   9,008      10,020       41,870      32,820

 Other income (expense), net       2,669        (890)       1,161      (1,612)
- - ----------------------------   ---------   ---------    ---------   ---------
Earnings before taxes             11,677       9,130       43,031      31,208
 Income tax expense               (3,475)     (2,889)     (12,875)     (9,943)
- - ----------------------------   ---------   ---------    ---------   ---------
Net earnings                   $   8,202   $   6,241    $  30,156   $  21,265
- - ----------------------------   =========   =========    =========   =========
Earnings per common and
 common equivalent share       $    0.32   $     .24    $    1.16   $     .82
- - ----------------------------   =========   =========    =========   =========

Average number of common and
 common equivalent shares
 outstanding                      25,786      26,120       25,936      26,062
- - ----------------------------   =========   =========    =========   =========

See accompanying notes to consolidated financial statements.

CRAY RESEARCH, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                June 30        December 31
                                                  1994            1993
                                              ------------    ------------
                                                     (In thousands)
Assets
- - -------------------------------------------
Current assets:
 Cash and equivalents                           $   60,308      $   78,373
 Receivables                                       179,495         186,852
 Inventories                                       316,352         315,100
 Other current assets                               50,906          46,988
- - -------------------------------------------     ----------      ----------
  Total current assets                             607,061         627,313

Long-term receivables                               15,218          10,593

Leased systems and spares, net                     100,039          99,859

Property, plant and equipment, net                 227,718         225,649

Investments and other assets                       188,531         206,354
- - -------------------------------------------     ----------      ----------
                                                $1,138,567      $1,169,768
                                                ==========      ==========
Liabilities and Stockholders' Equity
- - -------------------------------------------
Current liabilities:
 Current installments of long-term debt         $    6,614      $    2,216
 Accounts payable                                   24,727          41,679
 Accrued expenses                                   93,934         109,300
 Income taxes payable                               26,849          30,422
 Deferred income and customer advances              73,149          88,346
- - -------------------------------------------     ----------      ----------
  Total current liabilities                        225,273         271,963
- - -------------------------------------------     ----------      ----------

Long-term debt, excluding
 current installments                               97,000         105,478

Other long-term obligations                         11,081          12,986

Stockholders' equity:
 Common stock                                       31,511          31,511
 Additional paid-in capital                         92,117         102,489
 Retained earnings                                 897,020         866,864
 Foreign currency translation adjustments             (299)         (3,024)
 Treasury stock, at cost                          (215,136)       (218,499)
- - -------------------------------------------     ----------      ----------
  Total stockholders' equity                       805,213         779,341
- - -------------------------------------------     ----------      ----------
                                                $1,138,567      $1,169,768
                                                ==========      ==========

See accompanying notes to consolidated financial statements.

CRAY RESEARCH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                           Six months ended
                                                               June 30
                                                         --------------------
                                                            1994       1993
                                                         ---------  ---------
                                                            (In thousands)

Cash flows provided by operations                        $  31,559  $ 115,571
- - -----------------------------------------------------    ---------  ---------

Cash flows provided by (used in) investing:
  Transfers from (to) long-term investments                 15,000   (100,000)
  Expenditures for leased systems and spares               (15,446)   (14,339)
  Expenditures for property, plant and equipment           (42,681)   (20,157)
  Other, net                                                   294      2,275
- - -----------------------------------------------------    ---------  ---------
   Total cash flows used in investing                      (42,833)  (132,221)
- - -----------------------------------------------------    ---------  ---------

Cash flows provided by (used in) financing:
  Proceeds from borrowings                                  23,321      3,032
  Proceeds from the sale of common stock to employees        7,249      5,327
  Repayments of debt                                       (24,833)    (8,145)
  Repurchases of common stock                              (14,258)         -
- - -----------------------------------------------------    ---------  ---------
   Total cash flows provided by (used in) financing         (8,521)       214
- - -----------------------------------------------------    ---------  ---------

Effect of exchange rate changes                              1,730        589
- - -----------------------------------------------------    ---------  ---------

Increase (decrease) in cash and equivalents                (18,065)   (15,847)

Cash and equivalents at beginning of period                 78,373     54,953
- - -----------------------------------------------------    ---------  ---------

Cash and equivalents at end of period                    $  60,308  $  39,106
- - -----------------------------------------------------    =========  =========

See accompanying notes to consolidated financial statements.

CRAY RESEARCH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


(1) In the opinion of management, the accompanying consolidated financial statements reflect all adjustments considered necessary for a fair presentation. These adjustments consist only of normal recurring items. For further information, refer to the financial statements and footnotes included or incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


(2) Operating results for the six months ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.


(3) On April 8, 1994, the Company repurchased on the open market a portion ofits 6 1/8% Convertible Subordinated Debentures with a face value of $23.0 million for a purchase price of $20.4 million. The repurchase resulted in a gain of $2.6 million which was recorded as other income, and satisfied the first four required sinking fund payments of $5,750,000 each year, originally scheduled for 1997 to 2000. Remaining annual sinking fund payments of $5,750,000 each are scheduled from 2001 to 2010 with a maturity payment of $24,500,000 in 2011.

The Company took out a new four year $20 million term debt to fund the debenture repurchase. The fixed borrowing rate is 6.72% and interest payments are due semi-annually in arrears on each October 8 and April 8. Annual principal installments of $5,000,000 are due April 8, 1995 to April 8, 1998.


(4) The Company's unused, unsecured $75,000,000 revolving credit agreement with an initial term of three years expiring on April 30, 1995 has been extended to June 30, 1997.

CRAY RESEARCH, INC and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(5)  Selected consolidated financial statement details (in thousands):

                                                     June 30      December 31
                                                       1994          1993
                                                   ------------   ------------
     Inventories:
       Components and subassemblies                 $   96,397     $   89,421
       Systems in process                              117,896        148,772
       Finished goods                                  102,059         76,907
                                                    ----------     ----------
                                                    $  316,352     $  315,100
                                                    ==========     ==========

     Leased systems and spares:
       Cost                                         $  299,419     $  288,706
       Accumulated depreciation and amortization      (199,380)      (188,847)
                                                    ----------     ----------
                                                    $  100,039     $   99,859
                                                    ==========     ==========

      Property, plant and equipment:
       Cost                                         $  521,168     $  498,011
       Accumulated depreciation and amortization      (293,450)      (272,362)
                                                    ----------     ----------
                                                    $  227,718     $  225,649
                                                    ==========     ==========

                                     Three months ended      Six months ended
                                          June 30                June 30
                                     ------------------     ------------------
                                       1994       1993        1994       1993
                                     -------    -------     -------    -------
      Other income (expense), net:
       Interest income              $ 2,400    $ 2,044     $ 4,667    $ 4,141
       Interest expense              (2,321)    (2,031)     (4,525)    (4,280)
       Other, net                     2,590       (903)      1,019     (1,473)
                                    -------    -------     -------    -------
                                    $ 2,669    $  (890)    $ 1,161    $(1,612)
                                    =======    =======     =======    =======

CRAY RESEARCH, INC. and SUBSIDIARIES
FINANCIAL REVIEW

REVENUE
- - -------
                                      Three Months Ended     Six Months Ended
                                           June 30               June 30
                                      ------------------    ------------------
                                        1994      1993        1994      1993
                                      --------  --------    --------  --------
 High-end systems installed:
   Parallel Vector Processing            19         13         35         24
   Massively Parallel Processing          6          0          9          0
                                      --------  --------    --------  --------
                                         25         13         44         24
                                      --------  --------    --------  --------
Low-end systems installed:
 Parallel Vector Processing               9          0         35          8
 Symmetric Multiprocessing                9          0         17          1
                                      --------  --------    --------  --------
                                         18          0         52          9
                                      --------  --------    --------  --------
Total system installations               43         13         96         33
                                      ========  ========    ========  ========

High-end systems lease-to-
 purchase conversions                     0          1          3          1
                                      ========  ========    ========  ========

   Percent of total revenue
- - ------------------------------                             Change from
 Three months     Six months                                prior year
- - --------------  --------------                       -------------------------
 1994    1993    1994    1993                        Three months   Six months
- - ------  ------  ------  ------                       ------------   ----------
                                  	Revenue:
  75.2%   69.7%   77.6%   71.6%     Sales                 24.1%        29.0%
   2.4     4.2     2.2     3.3      Leased systems       (34.6)       (21.0)
  22.4    26.1    20.2    25.1      Service fees          (1.3)        (4.0)
- - ------  ------  ------  ------     ---------------   ------------   ----------
 100.0%  100.0%  100.0%  100.0%    Total revenue          15.0%        19.1%
======  ======  ======  ======     ===============   ============   ==========

Revenue increased 15.0% to $215.8 million in the second quarter and 19.1% to $464.7 million in the first six months of 1994 compared to 1993, reflecting increased sales revenues and small total dollar declines in lease revenues and service fees. At June 30, 1994, 548 systems were installed, compared to 457 a year earlier.

The $31.5 million sales revenue increase to $162.3 million for the quarter resulted from the higher volume of installations and, to a lesser extent, improved revenue from sales of upgrades and peripherals. These same factors, coupled with increased revenue from lease-to-purchase conversions in the first quarter of 1994, resulted in a $81.1 million increase in sales revenue to $360.6 million for the first half of the year. Product mix has shifted to smaller configured high-end systems, as well as an increase in low-end systems volume. This mix change, together with continued market pricing pressures,

CRAY RESEARCH, INC. and SUBSIDIARIES
FINANCIAL REVIEW
(continued)

is expected to result in significantly lower average selling prices in 1994 compared to 1993. Although the average size of the systems sold is affected by product life cycles, the Company does not expect average selling prices in the future to return to 1993 levels.

Leased systems revenue totalling $5.1 million in the second quarter of 1994 was consistent with the first three months of the year, but off $2.7 million from the year-ago period, resulting from purchase conversions and leased systems being replaced by sold systems.

Service fees in the second quarter increased to $48.4 million from $45.5 million in the first quarter of 1994 as a result of the growth in the installed base. However smaller systems and lower priced service options have reduced average monthly service fees, resulting in a decline in revenue compared to 1993.

The order backlog at June 30, 1994 was $197 million, compared to $271 million at the end of the first quarter and $429 million a year earlier. Backlog has been affected by a reduction in orders to $157 million from $312 million for the first six months of 1994 compared to 1993, and the increased installation activity during the first half of 1994. The reduced order rate and backlog reflect lengthening procurement cycles for high-end systems, and the shorter time period between order and acceptance for smaller configured high-end systems and for low-end systems. To meet its 1994 revenue and earnings goals, the Company must achieve a significant increase in orders in the third and fourth quarters.

GROSS PROFIT
- - ------------

  Percent of related revenue                                   Change from
- - ------------------------------                                  prior year
 Three months     Six months                                  ---------------
- - --------------  --------------                                Three     Six
 1994    1993    1994    1993                                 months   months
- - ------  ------  ------  ------                                ------   ------
                                 Gross profit percent:
  46.9%   51.1%   47.9%   51.2%   Sales                        (4.2)%   (3.3)%
  38.0    55.7    43.1    46.4    Leased systems              (17.7)    (3.3)
  20.9    25.3    20.4    26.7    Service fees                 (4.4)    (6.3)
- - ------  ------  ------  ------   --------------------------  ------   ------
  40.9%   44.5%   42.2%   44.9%  Total gross profit percent    (3.6)%   (2.7)%
======  ======  ======  ======   ==========================  ======   ======

The total gross profit percent declined 3.6% in the second quarter and 2.7% in the first six months of 1994 compared to 1993. Sales and service margins reflect the pressures referred to in the Revenue discussion above: product mix shift to smaller systems which achieve lower margins; continued market pricing pressures; and lower priced service options which will not be accompanied by proportionately lower costs until the installed base becomes large enough to provide additional economies of scale. Lease margins are volatile because of the small lease base, but have very little impact on overall margins.

The Company expects the gross profit percent for the full year 1994 to remain below 1993 levels.

CRAY RESEARCH, INC. and SUBSIDIARIES
FINANCIAL REVIEW
(continued)

EXPENSES
- - ---------

 Percent of total revenue                                      Change from
- - ---------------------------                                     prior year
Three months    Six months                                    ---------------
- - ------------   ------------                                   Three     Six
1994    1993   1994    1993                                   months   months
- - ----    ----   ----    ----                                   ------   ------
                               Operating expenses:
17.2%   18.6%  16.0%   17.7%    Development and engineering     6.8%     7.1%
16.6    17.8   14.7    15.7     Marketing                       7.4     11.2
 2.9     2.8    2.5     3.1     General and administrative     16.1      1.7
- - ----    ----   ----    ----    ----------------------------   -----    -----
36.7%   39.2%  33.2%   36.5%   Total operating expenses         7.7%     8.4%
====    ====   ====    ====    ============================   =====    =====

Total operating expenses for the second quarter and first six months of 1994 increased about 8% over 1993. Investments are being made in the development of follow-on products to CRAY C90 and CRAY EL systems, in applications and development, and in increased marketing and selling efforts for low-end products. The second quarter increase in general and administrative expenses reflects the timing of charitable contributions.

The Company continues to employ the expense control management begun with the restructuring at the end of 1992. Even with the significant investments described above, the Company plans to limit full-year 1994 operating expense growth to 6%.

Other income, net, increased by $3.6 million in the second quarter and $2.8 million in the first six months of 1994, primarily as a result of a $2.6 million gain on the repurchase of $23 million of 6 1/8% convertible Subordinated Debentures.

The effective tax rate for 1994 is 30%, compared to 32% for the first six months of 1993. The 1993 rate did not include the benefit of the Federal Research and Development tax credit, which was reinstated in the third quarter of last year.


FINANCIAL CONDITION
- - ----------------------
The Company used $33.1 million of cash during the first six months of 1994, versus producing cash totalling $84.2 million in the same period in 1993. The biggest factors in the change were a $84.0 million reduction in cash from operations, a $22.5 million increase in capital expenditures, and a $14.3 million increase in repurchases of common stock. Customer advances had a significant impact on cash from operations; during 1994, advances decreased by $15.2 million, whereas 1993 cash flows reflect a $35.6 million increase in advances. In addition, accounts receivable increased from $107.7 million at June 30, 1993 to $179.5 million at June 30, 1994, reflecting a concentration of system acceptances in the last month of the second quarter in 1994.

Capital expenditure increased from $20.2 million in the first half of 1993 to $42.7 million in the first six months of 1994. Manufacturing and data equipment purchases were largely responsible for the increase.

CRAY RESEARCH, INC. and SUBSIDIARIES
FINANCIAL REVIEW
(continued)

The Company retired $23 million of 6 1/8% Convertible Subordinated Debentures during the second quarter of 1994, and replaced them with $20 million of new borrowing. See note 3 on page 4.

The Company expects investing and financing activities to use more cash than will be generated by operations in 1994. At June 30, 1994, the Company had $195.3 million in total cash and investments, as well as an unused, unsecured $75 million line of credit. During the second quarter, the line of credit agreement was extended through June 1997. The Company believes its liquidity and financial flexibility remain adequate to meet its requirements.

CRAY RESEARCH, INC. and SUBSIDIARIES
PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a)	Exhibits

	(10.1) Second Amendment dated as of June 30, 1994 to the Credit Agreement dated as of May 26, 1992 between the Company and Chemical Bank.

	(10.2) Term Loan Agreement dated as of April 8, 1994 between the Company and the Sanwa Bank Limited.

	(11)	Computation of Earnings Per Share.


(b)No reports on Form 8-K were filed during the quarter ended June 30, 1994.

                                 SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



		CRAY RESEARCH, INC.


Date     August 8, 1994                      by /s/  Michael J. Lindseth
         --------------                      --------------------------------
                                              Michael J. Lindseth
                                              Chief Financial Officer
                                              (Principal Financial Officer)



Date     August 8, 1994                      by /s/  Charles T. Roehrick
         --------------                      ---------------------------------
                                              Charles T. Roehrick
                                              Corporate Controller
                                              (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CRAY RESEARCH, INC. AND SUBSIDIARIES ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1994:

(10.1) Second Amendment dated as of June 30, 1994 to the Credit Agreement dated as of May 26, 1992 between the Company and Chemical Bank.

(10.2) Term Loan Agreement dated as of April 8, 1994 between the Company and the Sanwa Bank Limited.

(11)  Computation of Earnings Per Share.

Computation of Earnings per Share                             Exhibit 11
CRAY RESEARCH, INC. and SUBSIDIARIES                          ----------


                                  Three Months Ended      Six Months Ended
                                       June 30                June 30
                                 ---------------------  ---------------------
                                   1994       1993        1994       1993
                                 ---------- ----------  ---------- ----------
                                    (In thousands, except per share data)
PRIMARY EARNINGS PER SHARE
- - ------------------------------
(Computation for Consol Stmts
 of Operations)

Net earnings                    $ 8,202    $ 6,241     $30,156     $21,265
Net earnings effect of int
 on Convertible Debentures            - (1)      -  (1)      - (1)       - (1)
- - ------------------------------  -------    -------     -------     -------
Net earnings applic to common
 and common equiv shares        $ 8,202    $ 6,241     $30,156     $21,265
- - ------------------------------  -------    -------     -------     -------

Wtd ave no of common shrs o/s
 during the period               25,784     26,086      25,931      26,061
Com stk equiv-stock options           2         34           5           1
Com stk equiv-
 convertible debentures               - (1)      -  (1)      -  (1)      - (1)
- - ------------------------------  -------    -------     -------     -------
Total wtd ave no of common
 and common equiv shrs o/s       25,786     26,120      25,936      26,062
- - ------------------------------  -------    -------     -------     -------

Earnings per common and common
 equivalent share               $  0.32    $  0.24    $  1.16     $  0.82
- - ------------------------------  =======    =======     =======     =======


FULLY DILUTED EARNINGS PER SHR
- - ------------------------------
Net earnings per primary comp   $ 8,202    $ 6,241     $30,156     $21,265
- - ------------------------------  -------    -------     -------     -------

Wtd ave no of common shrs o/s,
 as adj per primary
 computation above               25,786     26,120      25,936      26,062
Addl dilutive effect of o/s
 stock options                        -          -           -          9
- - ------------------------------  -------    -------     -------     -------
Total wtd ave no of common
 and common equiv shr o/s        25,786     26,120      25,936      26,071
- - ------------------------------  -------    -------     -------     -------

Earnings per common and comon
 equiv shr, assuming
 full dilution                  $  0.32    $  0.24     $  1.16     $  0.82
- - ------------------------------  =======    =======     =======     =======

(1) The effect of the convertible debentures on earnings per share is anti-dilutive as of June 30, 1994 and 1993 and is excluded from the calculation.

      EXHIBIT 10.1
                     SECOND AMENDMENT
                     TO CREDIT AGREEMENT

SECOND AMENDMENT (the "Second Amendment") dated as of June 30, 1994, to the Credit Agreement dated as of May 26, 1992 (the "Agreement"), among CRAY RESEARCH, INC., a Delaware corporation (the "Company"), CHEMICAL BANK ("Chemical"), a New York banking corporation, as a successor by merger with manufacturers Hanover Trust Company; THE DAI-ICHI KANGYO BANK, LTD., CHICAGO BRANCH; COMMERZBANK AKTIENGESELLSCHAFT, GRAND CAYMAN BRANCH; SOCIETE GENERALE (each a "Bank" and, collectively, the "Banks"); and Chemical, as Agent (the "Agent") for the Banks.


                  W I T N E S S E T H :

WHEREAS, the Company, the Banks and the Agent have agreed to amend a certain provision of the Agreement in the manner hereinafter set forth;

NOW THEREFORE, in consideration of the premises and mutual agreements herein contained, the parties hereto agree as follows:

1. Defined Terms. Capitalized terms used herein which are defined in the Agreement are used herein with such defined meanings.

2. Amendments. (a) The definition of the "Revolving Credit Termination Date" in subsection 1.1 of the Agreement is hereby amended by deleting the " April 30, 1995" in clause (a) thereof and substituting therefor the date "June 30, 1997".

(b) Subsection 2.5 of the Agreement is hereby amended by deleting therefrom the proviso thereto.

3. Conditions Precedent to Effective Date. This Second Amendment will become effective on the date upon which the Agent shall have received (a) this Second Amendment, duly executed and delivered by the Company, the Banks and the Agent and (b) resolutions of the Board of Directors of the Company or of any executive committee thereof authorizing the execution and delivery of this Second Agreement or other evidence satisfactory to the Agent that this Second Amendment has been duly authorized by the Company.

4. GOVERNING LAW; THIS SECOND AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

5. Continuing Effect; Amendment and Waivers Limited. Except as expressly amended hereby, the Agreement shall continue to be and shall remain in full force and effect in accordance with its terms.

6. Counterparts. This Second Amendment may be executed in any number of counterparts, and all of which counterparts, taken together, shall constitute one and the same instrument.

7. Expenses. The Company agrees to pay and reimburse the Agent for all out-of-pocket costs and expenses incurred in connection with the negotiation, preparation, execution and delivery of this Second Amendment, including the reasonable fees and expenses of counsel to the Agent.

IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be executed and delivered by their proper and duly authorized officers as of the date first above written.


CRAY RESEARCH, INC.

By:   /s/ Michael J. Lindseth
      --------------------------
      Chief Financial Officer

By:   /s/ Steve Van Hee
      --------------------------
      Treasurer

CHEMICAL BANK, as Agent and as a Bank

By:   /s/ Edmond DeForest
      --------------------------
      Vice President

THE DAI-ICHI KANGYO BANK, LTD., CHICAGO BRANCH, as a Bank

By:   /s/ Masami Tsuboi
      --------------------------
      Vice President

COMMERZBANK AKTIENGESELLSCHAFT, GRAND CAYMAN BRANCH, as a Bank

By:   /s/ Kalyan Basu
      --------------------------
      First Vice President

By:   /s/ John Dobler
      --------------------------
      Assistant Treasurer

SOCIETE GENERALE, as a Bank

By:   /s/ Eric Siebert
      --------------------------
      Vice President
      EXHIBIT 10.2
EXECUTION COPY




TERM LOAN AGREEMENT

between

CRAY RESEARCH, INC.,

VARIOUS FINANCIAL INSTITUTIONS,

as Banks

and

THE SANWA BANK LIMITED

acting through its Chicago Branch,
as Agent for the Banks

dated as of

April 8, 1994















Baker & McKenzie
One Prudential Plaza
130 East Randolph Drive
Chicago, Illinois 60601

TABLE OF CONTENTS

                                                         Page

ARTICLE I                                                1
DEFINITIONS                                              1
SECTION 1.1	Defined Terms                                1
SECTION 1.2	Use of Defined Terms                         9
SECTION 1.3	Accounting and Financial Determinations      9

ARTICLE II                                              10
THE LOAN                                                10
SECTION 2.1	Commitment                                  10

ARTICLE III                                             10
NOTES; PAYMENTS                                         10
SECTION 3.1	Notes                                       10
SECTION 3.2	Principal Payments                          11
SECTION 3.3	Interest                                    11
SECTION 3.4	Default Interest                            12
SECTION 3.5	Payment Dates                               12
SECTION 3.6	Payments, Computations, etc.                12
SECTION 3.7	Setoff                                      13
SECTION 3.8	Taxes                                       13

ARTICLE IV                                             14
CHANGE IN CIRCUMSTANCE                                  14
SECTION 4.1	Increased Costs, etc.                       14
SECTION 4.2	Funding Losses                             15

ARTICLE V                                               16
CONDITIONS PRECEDENT                                    16
SECTION 5.1	Loan Conditions                             16
5.1.1	Resolutions, etc.                                 16
5.1.2	Delivery of Loan Documents                        16
5.1.3	Opinions of Counsel                               16
5.1.4	Compliance with Warranties, no-Default,
				etc.                            16
5.1.5	Absence of Litigation, etc.                       17
5.1.6	Satisfactory Legal Form                            17

ARTICLE VI                                              17
WARRANTIES, ETC.                                        17
SECTION 6.1	Financial Condition                         17
SECTION 6.2	No Change                                   18
SECTION 6.3	Corporate Existence; Compliance with Law    18
SECTION 6.4	Corporate Power; Authorization;
				Enforceable Obligations          18
SECTION 6.5	No Legal Bar                                18
SECTION 6.6	No Material Litigation                      18
SECTION 6.7	No Default                                  19
SECTION 6.8	Ownership of Property, Liens                   19
SECTION 6.9	No Burdensome Restrictions                   19
SECTION 6.10	Taxes                                  19
SECTION 6.11	Federal Regulations                   19
SECTION 6.12	ERISA                                  20
SECTION 6.13	Investment Company Act                 20
SECTION 6.14	Subsidiaries                               20
SECTION 6.15	Accuracy and Completeness of Information   20
SECTION 6.16	Labor Controversies                     20
SECTION 6.17	Patents, Trademarks, etc.              20
SECTION 6.18	Hazardous Materials                    20
SECTION 6.19	Governmental Authorizations            21
SECTION 6.20	Insurance                             21

ARTICLE VII                                              21
COVENANTS                                               21
SECTION 7.1	Certain Affirmative Covenants               21
7.1.1	Financial Information, etc.                        21
7.1.2	Maintenance of Corporate Existences,
				etc.                            22
7.1.3	Foreign Qualification                               22
7.1.4	Payment of Taxes, etc.                              23
7.1.5	Maintenance of Property; Insurance                  23
7.1.6	Notice of Default, Litigation, etc.                23
7.1.7	Performance of Loan Documents                      24
7.1.8	Books and Records                               24
7.1.9	Compliance with Laws                               24
7.1.10	Maintenance of Permits                     24
SECTION 7.2	Certain Negative Covenants                25
7.2.1	Limitations on Liens                               25
7.2.2	Ratio of Indebtedness to Consolidated
				Tangible Net Worth                26
7.2.3	Maintenance of Consolidated Working
				Capital                         26
7.2.4	Maintenance of Consolidated Tangible Net
				Worth                          26
7.2.5	Limitation on Indebtedness                       26
7.2.6	Prohibition of Fundamental Changes                26
7.2.7	Compliance with ERISA                               27
7.2.8	No Amendments to Revolver                         28

ARTICLE VIII                                              28
EVENTS OF DEFAULT                                      28
SECTION 8.1	Events of Default                             28
8.1.1	Non-Payment of Liabilities                           28
8.1.2	Non-Performance of Certain Covenants                28
8.1.3	Certain Defaults on Other Indebtedness                28
8.1.4	Bankruptcy, Insolvency, etc.                         29
8.1.5	Breach of Warranty                               29
8.1.6	ERISA                                              29
8.1.7	Judgments                                         30
SECTION 8.2	Action if Bankruptcy                          30
SECTION 8.3	Action if Other Event of Default                30

ARTICLE IX                                              30
AGENCY PROVISIONS                                         30
SECTION 9.1	Authorization and Action.                      30
SECTION 9.2	Nature of Duties.                               31
SECTION 9.3	Independent Investigation and Appraisal        31
SECTION 9.4	Rights; Exculpations.                            32
SECTION 9.5	Indemnification.                               33
SECTION 9.6	The Agent.                                    34
SECTION 9.7	Successor Agent.                               34
SECTION 9.8	Pro-Rata Sharing.                               34

ARTICLE X                                                  36
MISCELLANEOUS                                              36
SECTION 10.1	Waivers, Amendments, etc.               36
SECTION 10.2	Notices                               36
SECTION 10.3	Costs and Expenses                       36
SECTION 10.4	Indemnification                        37
SECTION 10.5	Survival                               37
SECTION 10.6	Severability                               37
SECTION 10.7	Headings                               38
SECTION 10.8	Counterparts, Effectiveness, etc.       38
SECTION 10.9	Governing Law; Entire Agreement         38
SECTION 10.10	Successors and Assigns                   38
SECTION 10.11	Consent to Jurisdiction and Service of Process     40
SECTION 10.12	Confidentiality of Information          40

EXHIBITS

Exhibit A  	Note
Exhibit B		Assignment and Acceptance
Exhibit C		Opinion of Counsel to Borrower
Exhibit D		List of Subsidiaries

TERM LOAN AGREEMENT


	THIS TERM LOAN AGREEMENT, dated as of April 8, 1994 among CRAY RESEARCH, INC., a Delaware corporation ("Borrower"), THE SANWA BANK
LIMITED, a Japanese bank, acting through its Chicago Branch, in its individual corporate capacity ("Sanwa") and such other banks or financial institutions which join this Agreement from time to time pursuant to an Assignment and Assumption Agreement (as defined below) in accordance with Section 10.10 of this Agreement (Sanwa and such other banks and financial institutions are herein referred to collectively as the "Banks" and individually as a "Bank"), and THE SANWA BANK LIMITED, as Agent for the Banks (in such capacity, the "Agent").

W I T N E S S E T H:

	WHEREAS, Borrower desires to borrow twenty million dollars ($20,000,000) for four years on a fixed rate basis for general corporate purposes and the Banks are willing to make the credit facility available to the Borrower on the terms and conditions provided for herein;

	WHEREAS, each Bank may obtain funding for the fixed rate loan contemplated by this Agreement from floating rate sources and, as a consequence, to hedge or convert the interest rate risk of the Banks from funding the Loan from floating rate sources, it is contemplated that Sanwa will enter into one or more Swap Agreements and, as appropriate, assign to each other Bank a proportionate interest in such Swap Agreements;

	NOW, THEREFORE, in consideration of the foregoing and other good and valuable consideration, the receipt and sufficiency of which is acknowledged, the parties hereto hereby agree as follows:
ARTICLE I

DEFINITIONS

	SECTION 1.1	Defined Terms.  The following terms when used in this
Agreement, including its preamble and recitals, shall, except where the context otherwise requires, have the following meanings (such definitions to be equally applicable to the singular and plural forms thereof):

	"Affiliate" of any Person means (i) any director (or Person holding an equivalent position) or officer (or Person holding an equivalent position) of such Person or of any Affiliate (as defined in the succeeding clause (ii)) and
(ii) any other Person which, directly or indirectly, controls or is controlled by or under common control with such Person (excluding any trustee under, or any committee with responsibility for administering, any Plan). A Person shall be deemed to be "controlled by" any other Person if such other Person possesses, directly or indirectly, power:

	(a)	to vote 10% or more of the securities having ordinary voting power for the election of directors of such Person; or

	(b)	to direct or cause the direction of the management and
policies of such Person whether by contract or otherwise.

	"Agent" is defined in the preamble.

	"Agreement" means this term loan agreement as such term loan agreement may, from time to time hereafter, be amended, supplemented, amended and restated or otherwise modified pursuant to the terms hereof.

	"Alternate Base Rate" means, on any date, a fluctuating rate of interest per annum equal to the higher of

	(a)	the most recently announced Reference Rate; and

	(b)	the Federal Funds Rate most recently determined by the Agent plus .5%.

Changes in the rate of interest when the Loan bears interest at the Alternate Base Rate will take effect simultaneously with each change in the Alternate Base Rate or any component thereof. At such time, if any, as the Loan bears interest at the Alternate Base Rate, the Agent will give written notice promptly to the Borrower and the Banks of such changes in the Alternate Base Rate.

	"Approval" means each and every approval, consent, filing and registration by or with any Federal, state or other regulatory authority necessary to authorize or permit the execution, delivery or performance by the Borrower of this Agreement or the Notes or for the validity or enforceability against the Borrower hereof or thereof.

	"Assignment" is defined in Section 10.10.

	"Assignment and Acceptance Agreement" means an assignment and acceptance agreement substantially in the form of Exhibit B hereto or in such other form as may reasonably be acceptable to the Borrower and the Agent.

	"Authorized Officer" means, with respect to the Borrower, those of its officers whose signatures and incumbency shall have been certified to the Bank pursuant to Section 5.1.1, together with any officers whose signatures and incumbency may be certified to the Agent from time to time after the date hereof in further certificates of the Secretary or an Assistant Secretary of the Borrower of the type referred to in Section 5.1.1.

	"Bank" and "Banks" are defined in the preamble.

	"Bank Parties" is defined in Section 10.4.

	"Borrower" is defined in the preamble.

	"Business Day" means any day which is neither a Saturday or Sunday nor a legal holiday in the State of Illinois or in the State of New York on which banks are authorized or required to be closed.

	"Capital Leases" means any leases which have been, or in accordance with GAAP should have been, recorded as capitalized leases.

	"Closing Date" means April 8, 1994 or such other date as the Agent and the Borrower may agree in writing.

	"Code" means the Internal Revenue Code of 1986, and the regulations thereunder, as amended from time to time.

	"Consolidated Current Assets" of the Borrower and its consolidated Subsidiaries, at a particular date, shall mean all amounts which would, in accordance with GAAP, be classified as current assets on a consolidated balance sheet of the Borrower and its consolidated Subsidiaries as at such date.

	"Consolidated Current Liabilities" of the Borrower and its consolidated Subsidiaries, at a particular date, shall mean all amounts which would, in accordance with GAAP, be classified as current liabilities on a consolidated balance sheet of the Borrower and its consolidated Subsidiaries as at such date.

	"Consolidated Net Income" of the Borrower and its consolidated Subsidiaries, with respect to any fiscal period shall mean the amount which would, in accordance with GAAP, appear as a number, whether positive or negative, representing the net income (after taxes and extraordinary items) on a consolidated statement of income of the Borrower and its consolidated Subsidiaries for such fiscal period.

	"Consolidated Tangible Net Worth" of the Borrower and its consolidated Subsidiaries, at a particular date, means all amounts which would, in accordance with GAAP, be classified as shareholders' equity (excluding treasury shares, at cost) on a consolidated balance sheet of the Borrower and its consolidated Subsidiaries as at such date, less the sum of
(i) cost in excess of net assets of companies acquired, less amortization, plus (ii) the amount of any write-up subsequent to December 31, 1991 in the book value of any assets of the Borrower and its consolidated subsidiaries plus (iii) patents, patent applications, copyrights, trademarks, trade names, goodwill, experimental or organizational expenses, capitalized financing costs and other like intangibles plus (iv) unamortized debt discount and expense.

	"Commonly Controlled Entity" means an entity, whether or not incorporated, which is under common control with the Borrower within the meaning of Section 4001(a)(14) of ERISA.

	"Contractual Obligation" means, relative to any Person, any provision of any security issued by such Person or of any agreement, contract, Instrument or undertaking to which such Person is a party or by which it or any of its property is bound.

	"Controlled Group" means all members of a controlled group of corporations and all trades or businesses (whether or not incorporated) under common control which, together with the Borrower, are treated as a single employer under Section 414(b) or 414(c) of the Code.

	"Default" means any Event of Default or any condition or event which, after notice or lapse of time or both, would constitute an Event of Default.

	"Dollar" and the sign "$" mean lawful money of the United States of America.

	"ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

	"Event of Default" is defined in Section 8.1.
	"Federal Funds Rate" means, for any period, a fluctuating interest rate per annum equal for each day during such period to

	(a)	the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) by the Federal
Reserve Bank of New York; or

	(b)	if such rate is not so published for any day which is a
Business Day, the average of the quotations for such day on such transactions received by the Agent from three federal funds brokers of recognized standing selected by it.

	"Fiscal Quarter" means any quarter of a Fiscal Year.

	"Fiscal Year" means any period of twelve consecutive calendar months ending on the last day of the Borrower's fiscal year, which currently is December 31; for example, 1993 Fiscal Year ended on December 31, 1993.

	"Fixed Rate" means a rate of interest equal to 6.72% per annum or such other rate as the Borrower, the Agent and the Banks may designate, in writing, as the Fixed Rate.

	"Foreign Service Subsidiary" shall mean any Subsidiary of the Borrower which (a) is incorporated outside of the United States, (b) is organized for the purpose of marketing or providing installation and maintenance of the Borrower's products and (c) has liabilities guaranteed by the Borrower which, when added to the net intercompany debt account of such Subsidiary, shall at all times be less than $10,000,000.

	"GAAP" means generally accepted accounting principles in effect from time to time in the United States.

	"Governmental Authority" means any nation or government, any state or other political subdivision thereof, and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

	"Guaranty" means any agreement, undertaking or arrangement by which any Person guarantees, endorses or otherwise becomes or is contingently liable upon (by direct or indirect agreement, contingent or otherwise, to provide funds for payment, to supply funds to, or otherwise to invest in, a debtor, or otherwise to assure a creditor against loss including, without limitation, any partnership or keep-well agreement) the debt, obligation or other liability of any other Person (other than by endorsements of instruments in the course of collection), or guarantees the payment of dividends or other distributions upon the shares of any other Person. The amount of the obligor's obligation under any Guaranty shall (subject to any limitation set forth therein) be deemed to be the outstanding principal amount (or maximum outstanding principal amount, if larger) of the debt, obligation or other liability thereby guaranteed.

	"Hazardous Material" means (a) any "hazardous substance" as now defined pursuant to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), 42 U.S.C.A.Sec 9601(14), as amended by the Superfund Amendments and Reauthorization Act ("SARA"), and including the judicial interpretation thereof; (b) any "pollutant or contaminant" as defined in 42 U.S.C.A. Sec 9601(33); (c) any material now defined as "hazardous waste" pursuant to 40 C.F.R. Part 261; (d) any petroleum, including crude oil and any fraction thereof; (e) natural gas, natural gas liquids, liquefied natural gas, or synthetic gas usable for fuel; (f) any "hazardous chemical" as defined pursuant to 29 C.F.R. Part 1910; (g) any asbestos, polychlorinated biphenyl
(PCB), or isomer of dioxin, or any material or thing containing or composed of such substance or substances; and (h) any other substance, regardless of physical form, that is subject to any past, present or future Federal, state or local governmental statute, requirement, rule of liability or standard of conduct relating to the protection of human health, plant life, animal life, natural resources, property or the reasonable enjoyment of life or property from the presence in the environment of any solid, liquid, gas, odor or any form of energy, from whatever source.

	"Impermissible Qualification" means, relative to the 	opinion by
independent public accountants as to any financial statement of the Borrower, any qualification or exception to such opinion:
	(a)	which is of a "going concern" or similar nature; or

	(b)	which relates to the limited scope of examination of matters
relevant to such financial 	information.

	"Indebtedness" of any Person, at a particular time, shall mean, without duplication, (a) all indebtedness of such Person for borrowed money or on account of advances made to such Person or for the deferred purchase price of property, in respect of which such Person is liable, contingently or otherwise, as obligor, guarantor or otherwise, (b) the face amount of all letters of credit and performance bonds (to the extent not covered by clause (a) hereof),
(c) obligations under leases which shall have been or should be, in accordance with GAAP, recorded as capital leases in respect of which obligations such Person is liable, contingently or otherwise, as obligor, guarantor (other than guarantees or other similar obligations incurred on behalf of consolidated Subsidiaries) or otherwise, (d) any obligation of such Person or a Commonly Controlled Entity to a Multiemployer Plan, (e) for purposes of Section 8.1.3 hereof, any Guaranty and (f) liabilities to the extent not covered by clauses
(a)-(e) above incurred in connection with Third Party Financing Arrangements which, in accordance with GAAP, shall appear or should appear on the balance sheet of such Person, provided, however, "Indebtedness" shall not include obligations or liabilities incurred in connection with Third Party Financing Arrangements to the extent such obligations or liabilities, in accordance with GAAP, are not required to appear on the balance sheet of such Person. As used in the preceding clause (f), a liability shall be deemed to "appear" on a balance sheet only to the extent such liability is actually taken into account or, in accordance with GAAP, should be taken into account in determining the numerical data presented on the balance sheet and not by virtue of being set forth in the notes or other material presented with the balance sheet.

	"Indemnified Liabilities" is defined in Section 10.4.

	"Installment Date" means each anniversary of the Closing Date during the term of this Agreement the first of which shall be the April 8, 1995 and the last of which shall be the Maturity Date provided however that if such anniversary date is not a Business Day the relevant Installment Date shall be the next succeeding Business Day unless that day falls in the next calendar month in which case that date will be the first preceding Business Day.

	"Instrument" means any document or writing (whether by formal agreement, letter or otherwise) under which any obligation is evidenced, assumed or undertaken, or any right to any Lien is granted or perfected.

	"Liabilities" means all obligations of the Borrower or any Subsidiary howsoever created, arising or evidenced, whether direct or indirect, joint or several, absolute or contingent, or now or hereafter existing or due or to become due, under this Agreement, the Notes and each other Loan Document.

	"Lien" means any mortgage, pledge, hypothecation, charge, assignment, deposit arrangement, encumbrance, lien (statutory or other), or preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including any conditional sale or other title retention agreement, any financing lease involving substantially the same economic effect as any of the foregoing, and the filing of any financing statement under the Uniform Commercial Code or comparable law of any jurisdiction).

	"Loan Documents" means this Agreement, the Notes, and each document, Instrument and agreement from time to time delivered to the Agent pursuant hereto, whether or not mentioned herein.

	"Loan" is defined in Section 2.1.

	"Majority Banks" means, at any time, Banks whose aggregate interests in the then outstanding principal amount of the Loan equal or exceed 51% of the then outstanding principal amount of the Loan.

	"Materially Adverse Effect" means, relative to any occurrence of whatever nature (including any adverse determination in any litigation, arbitration or governmental investigation or proceeding), a materially adverse effect on:

	(a)	the business condition, results of operations or prospects,
on a consolidated basis, of the Borrower and its Subsidiaries; or

	(b)	the ability of the Borrower to perform any of its payment or other material obligations under any Loan Document.

	"Maturity Date" means April 8, 1998 or such earlier date to which the maturity may be accelerated pursuant to the terms hereof.

	"Multiemployer Plan" means a Plan which is a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

	"Note" and "Notes" are defined in Section 3.1.

	"Organizational Document" means, relative to any corporation, its certificate of incorporation, its by-laws and all shareholder agreements, voting trusts and similar arrangement applicable to any of its authorized shares of capital stock.

	"PBGC" means the Pension Benefit Guaranty Corporation, a United States corporation.

	"Permitted Liens" is defined in Section 7.2.1.

	"Person" means any natural person, corporation, firm, association, government, governmental agency or any other entity, whether acting in an individual, fiduciary or other capacity.

	"Plan" means any pension plan which is covered by Title IV of ERISA and in respect of which the Borrower or a Commonly Controlled Entity is an "employer" as defined in Section 3(5) of ERISA.

	"Reference Rate" means at any time the rate of interest most recently announced by the Agent in Chicago, or such other location in the United States as the Agent may notify the Borrower and the Banks in writing from time to time, as its reference rate for unsecured commercial loans within the United States. The Reference Rate is not necessarily intended to be the lowest rate of interest charged by the Agent in connection with extensions of credit.

	"Regulatory Change" means, relative to any Bank, any change after the date hereof in, or the adoption of, any:

	(a)	United States Federal or state law or foreign law applicable to the Bank; or

	(b)	rule, regulation, interpretation, request (which the Bank
reasonably believes it is required to implement) or directive (whether or not having the force of law) applying to the Bank of any court or governmental authority charged with the interpretation or administration of any law referred to in clause (a) or of any fiscal, monetary or other authority having jurisdiction over the Bank; provided, however, that any implementation, effective after the date hereof, by any governmental authority of risk-based capital standards in accordance with the International Convergence of Capital Measurement and Capital Standards agreed upon by the Basle Committee on Banking Regulations and Supervisory Practices in July, 1988 shall be deemed to be a Regulatory Change.

	"Reportable Event" means any of the events set forth in Section 4043(b) of ERISA or the regulations thereunder.

	"Requirement of Law" means, as to any Person, the Certificate of Incorporation and By-laws or other organizational or governing documents of such Person, any law, treaty, rule or regulation, or determination of an arbitrator or a court or other Governmental Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its Property is subject.

	"Single Employer Plan" means any Plan which is not a Multiemployer
Plan.

	"Subsidiary" of any corporation means any other corporation, other than an inactive corporation with assets of less than $10,000, 51% or more of the outstanding shares of capital stock of which having ordinary voting power for the election of directors is owned directly or indirectly by such corporation. Except as otherwise indicated herein, references to Subsidiaries shall refer to
Subsidiaries of the Borrower.

	"Swap Agreement" means any interest rate, currency, commodity or equity index swap, cap, collar, floor or similar agreement, any combination of such agreements or any master agreement for any of such agreements.

	"Taxes" is defined in Section 3.8.

	"Third Party Financing Arrangements" shall mean financing agreements with third parties with respect to customer acquisition of the Borrower's products and services, including by way of illustration and not limitation, non-recourse loan agreements and agreements relating to the sale or assignment of property subject to or amounts due under full payout or operating leases, installment sale or lease to ownership agreements, or equipment purchase agreements; specifically as to any such agreement, "Third Party Financing Arrangement."

	"Unfunded Vested Obligations" means, relative to any Plan, at any time, the amount (if any) by which:

 	(a)	the present value of all vested nonforfeitable benefits under such Plan;

exceeds

	(b)	the fair market value of all Plan assets allocable to such
benefits;

all determined as of the then most recent valuation date for such Plan, but only to the extent that such excess represents a potential liability of the Borrower or any member of the Controlled Group to the PBGC or the Plan under Title IV of ERISA.

	"United States" or "U.S." means the United States of America, its 50 States and the District of Columbia.

	"Working Capital" means the excess of Consolidated Current Assets over Consolidated Current Liabilities.

	SECTION 1.2	Use of Defined Terms.  Terms for which meanings are
provided in this Agreement shall, unless otherwise defined or the context otherwise requires, have such meanings when used in each Exhibit attached hereto and each notice and other communication delivered from time to time in connection with this Agreement or any Loan Document.

	SECTION 1.3	Accounting and Financial Determinations.  Where
the character or amount of any asset or liability or item of income or expense is required to be determined, or any accounting computation is required to be made, for the purpose of this Agreement such determination or calculation shall, to the extent applicable and except as otherwise specified in this Agreement, be made in accordance with GAAP on a consistent basis.


ARTICLE II

THE LOAN

	SECTION 2.1	Commitment.  On the Closing Date and subject to the
terms and conditions of this Agreement (including Article V) each Bank hereby severally agrees to make a term loan (the "Loan") to the Borrower in an aggregate principal amount of Twenty Million United States Dollars (US$20,000,000). Upon fulfillment of the conditions set forth in Article V of this Agreement, on the Closing Date the Agent shall make the Loan available to the Borrower in a single disbursement of immediately available funds to such account in the United States as the Borrower may direct.

ARTICLE III

NOTES; PAYMENTS

	SECTION 3.1	Notes.

	  The Loan shall be evidenced by one or more promissory notes (together with any and all amendments, modifications and supplements thereto, and any other promissory note or notes accepted from time to time in substitution therefor, each a "Note" and collectively the "Notes") in the form, or substantially in the form, attached hereto as Exhibit A, with appropriate insertions, dated the Closing Date, payable to the order of each Bank. The Borrower hereby irrevocably authorizes each Bank to make (or cause to be made) appropriate notations on the grid attached to the Note (or on a continuation of such grid attached to such Note and made a part thereof), which notations, if made, shall evidence the amount of the Loan, the amount of principal repaid and the unpaid principal balance of the Loan. The failure to record any such information on such grid (or on such continuation) shall not limit or otherwise affect the obligations of the Borrower hereunder or under such Note to make payments of principal or interest on the Loan when due.

		Upon the assignment by a Bank of all or a portion of its interests in the Loan in accordance with Section 10.10 of this Agreement, the Borrower, through the Agent, shall (i) deliver to the Bank a substitute Note dated the Closing Date payable to the order of the Bank in an amount equal to the principal amount of such Bank's interest in the Loan not so assigned by the
Bank and the Bank shall thereupon surrender the Note held by such Bank prior to assignment and (ii) deliver to such assignee a Note dated the Closing Date payable to the order of such assignee and equal to the principal amount of the Loan so assigned by such Bank.
	SECTION 3.2	Principal Payments.

	(a)	The principal amount of the Loan shall be repaid in four (4) equal annual installments each in a principal amount of the five million dollars ($5,000,000) provided however that the final installment shall be in an amount sufficient to repay in full the then outstanding principal amount of the Loan. Each such installment shall be payable on each Installment Date beginning with the first Installment Date after the Closing Date provided however that the final installment shall be paid on the Maturity Date.

	(b)	Prior to the Maturity Date, the Borrower may, from time to time on any Business Day, and subject to the terms and conditions of this Agreement, including, without limitation this Section 3.2 and Section 4.2, prepay in whole or in part, the outstanding principal amount of the Loan; provided, however, that

	(i)any partial prepayment shall be in a minimum principal amount of $1,000,000 and integral multiples of $100,000 in excess thereof;

(ii)any such prepayment shall require at least five but no more than ten Business Days prior written notice to the Agent which notice shall be irrevocable;

		(iii)if more than one Note shall be issued and outstanding on the date of such prepayment, the prepayment shall be applied pro rata to reduce the principal amount then outstanding of each Note; and

		(iv)any such prepayment shall be applied against installments in subsection (a) in inverse order of maturity.

	(c)	The Borrower shall, immediately upon any acceleration of
the Maturity Date pursuant to the terms of this Agreement, repay in full the principal amount of the Loan then outstanding, any interest then accrued on the Loan and any other amounts then due under this Agreement.

Without limiting any provision of this Agreement, the Borrower also agrees to pay to each Bank such amounts as may be required by
Section 4.2 hereof as the result of any payment or prepayment of the principal amount of the Loan on a date other than an Installment Date or any payment or prepayment of the principal amount of the Loan on an Installment Date to the extent that such payment or prepayment exceeds the scheduled principal repayment due on such Installment Date.

	SECTION 3.3	Interest.  In addition to its obligations to pay
principal amounts of the Loan, the Borrower agrees to pay interest on the outstanding principal amount of the Loan from the date the proceeds thereof are made available until repayment (whether at the maturity, by acceleration or otherwise) or prepayment, to the extent of such prepayment, at a rate per annum equal to the Fixed Rate, computed in accordance with Section 3.6 hereof.
	SECTION 3.4	Default Interest.  The Borrower agrees to pay interest
on any and all amounts unpaid by the Borrower when due under this Agreement (whether at the Maturity Date, by acceleration or otherwise) from the date such amounts become payable until payment has been made in full, such interest being payable on demand, at a fluctuating rate per annum equal to 2% plus the Alternate Base Rate, computed in accordance with Section 3.6 hereof.
	SECTION 3.5	Payment Dates.  Interest accrued on the Loan prior to
maturity (whether at the Maturity Date, by acceleration or otherwise) shall be payable semi-annually in arrears, on April 8 and October 8 of each year, commencing on October 8, 1994. Interest on the Loan also shall be payable at maturity (as aforesaid).
	SECTION 3.6	Payments, Computations, etc.

	(a)	All payments by the Borrower to or for the account of any Bank pursuant to this Agreement, the Notes, or any other Loan Document, whether in respect of principal or interest shall be made by the Borrower to the Agent without set-off, deduction, or counterclaim, not later than 12:00 noon,
Chicago time, on the date due, in immediately available funds, to such account as the Agent shall specify from time to time by notice to the Borrower, provided however that the Agent does not actually have to receive a payment by 12:00 noon on the date due if the Borrower provides the Agent with a fed wire reference number or other evidence satisfactory to the Agent that the payment has been initiated by 12:00 noon, Chicago time, on such day and the Agent actually receives such payment in the relevant account no later than 3:00
p.m., Chicago time, on the date due. Funds received after that time shall be deemed to have been received by the Agent on the next following Business Day.
	(b)	Interest at the Fixed Rate shall be computed on the basis of
actual days elapsed in the interest period divided by a 360-day year.   All
other interest shall be computed on the basis of a year of 365 days and actual days elapsed.
	(c)	Whenever any payment to be made shall otherwise be due on a day which is not a Business Day, such payment shall be due on the next succeeding Business Day unless the next succeeding Business Day shall fall in the next following calendar month, in which case such payment shall be due on the first preceding Business Day. Any such extension of time shall be included in computing interest, if any, in connection with such payment.

	(d)	All amounts received by the Agent for the account of the Banks from the Borrower shall be applied in the following order: first, to pay expenses, reimbursements or indemnities then due to the Agent and the Banks; second, to pay interest due with respect to the Loan; third, to pay or prepay principal of the Loan; and fourth, to pay any other obligations due or owing to the Banks.

	(e) Unless the Agent shall have received notice from the Borrower prior to the date on which any payment is due to or for the account of any Bank hereunder that the Borrower will not make such payment in full, the Agent may assume that such payment has been made in full to the Agent on such date and the Agent may, in reliance upon such assumption, cause to be distributed to each relevant Bank on such due date an amount equal to the amount then due to such Bank. If, and to the extent, such payment shall not have been so made in full to the Agent, each Bank shall repay to the Agent forthwith on demand such amount distributed to such Bank together with interest thereon at the Federal Funds Rate, for each day from the date such amount is distributed to such Bank until the date such Bank repays such amount to the Agent in full. If the Borrower shall fail to make a payment on a date when due and not so notify the

Agent, then the Agent shall no longer distribute funds until actually received.
	SECTION 3.7	Setoff.  In addition to and not in limitation of the
rights of any Bank under applicable law, each Bank shall, upon the occurrence of any Event of Default, have the right to appropriate and apply, without notice, to the payment of the Liabilities (whether or not then due) any balances, credits, deposits, accounts, or moneys of the Borrower then or thereafter maintained with the Bank.

	SECTION 3.8	Taxes.

	(a)	All payments by the Borrower hereunder or under any other Loan
Document shall be made free and clear of and without deduction for or on account of any present or future income, stamp, or other taxes, fees, duties, withholding or other charges of any nature whatsoever imposed by any taxing authority excluding in the case of each Bank taxes imposed on or measured by its net income or franchise taxes imposed in lieu of net income taxes (such non-excluded items being hereinafter referred to as "Taxes"). If as a result of any change in law (or the interpretation thereof) after the Closing Date, any withholding or deduction from any payment to be made to, or for the account of, a Bank by the Borrower hereunder or under any other Loan Document is required in respect of any Taxes pursuant to any applicable law, rule, or regulation, then the Borrower will:

	(i)pay to the relevant authority the full amount required to be so withheld or deducted;

(ii)to the extent available, promptly forward to the Agent an official receipt or other documentation satisfactory to the Agent evidencing such payment to such authority; and

    (iii)pay to the Agent, for the account of each affected Bank, such additional amount or amounts as are necessary to ensure that the net amount actually received by the Bank, after giving effect to any credit against Taxes received by the Bank as a result of such withholding or deduction, will equal the full amount the Bank would have received had no such withholding or deduction been required. Each Bank shall determine such additional amount or amounts payable to it (which determination shall, in the absence of manifest error, be conclusive and binding on the Borrower).

	(b)	If a Bank becomes aware that any such withholding or deduction from any payment to be made by the Borrower hereunder or under any other Loan Document is required, then the Bank shall promptly notify the Agent and the Borrower thereof stating the reasons therefor and the additional amount required to be paid under Section 3.8(a). Each Bank shall execute and deliver to the Agent and the Borrower prior to the due date of any payment under the Notes or under any other Loan Document in each Fiscal Year, or at such other time as the Agent or the Borrower may reasonably request, either a United States Internal Revenue Service Form 1001 or a United States Internal Revenue Service Form 4224, together with (if so requested) a United States Internal

Revenue Service Form W-9 (or any successor forms), as appropriate, appropriately completed.
	(c)	The Borrower also agrees to pay any present or future stamp or documentary taxes or any other excise or property taxes, charges or similar levies which arise from any payment made hereunder or from the execution, delivery, registration or enforcement of, or otherwise with respect to, this Agreement.

ARTICLE IV

CHANGE IN CIRCUMSTANCES

	SECTION 4.1	Increased Costs, etc.  The Borrower further agrees to
reimburse each Bank for any increase in the cost to such Bank of continuing or maintaining (or of its obligation to continue or maintain) the Loan or any Swap Agreement with respect to the Loan and for any reduction in the amount of any sum receivable by the Bank in connection with this Agreement or any Swap Agreement with respect to the Loan in respect of continuing or maintaining the Loan or such Swap Agreement, in either case, from time to time by reason of:

	(a)	 any reserve, special deposit, capital adequacy, capital
maintenance, or similar requirement against assets of, deposits with or for the account of, or credit extended by, the Bank, under or pursuant to or as the result of any Regulatory Change (to which the Bank would not be subject except for such Regulatory Change); or

	(b)	any Regulatory Change which shall subject the Bank to any
tax (other than taxes on net income), levy, impost, charge, fee, duty, deduction, or withholding of any kind whatsoever (to which the Bank would not be subject except for such Regulatory Change) or change the taxation of the Loan and the interest thereon or any Swap Agreement with respect to the Loan (other than any change which affects, and to the extent that it affects, the taxation of net income).

In any such event, the Bank shall promptly notify the Agent and the Borrower thereof stating the reasons therefor and the additional amount required fully to compensate the Bank for such increased cost or reduced amount. Such additional amounts shall be payable to the Agent, for the account of the Bank, within 10 days after receipt of such notice. A statement as to any such increased cost or reduced amount or any change therein (including calculations thereof in reasonable detail) shall be submitted by the Bank to the Agent and the Borrower and shall, in the absence of manifest error, be conclusive and binding on the Borrower.

	SECTION 4.2	Funding Losses.  The Borrower understands that each Bank
may (while being entitled to fund all or any portion of the Loan as it may see fit) fund the Loan by purchasing floating rate Dollar deposits and enter into one or more Swap Agreements (including Swap Agreements between the Banks) to hedge or convert the floating interest rate risk as a result of such funding of the Loan. In the event that all or any portion of the principal amount of the Loan shall be repaid or prepaid on a date other than an Installment Date, whether pursuant to Section 3.2 or otherwise, or shall be repaid on an Installment Date in an amount which exceeds the scheduled principal installment on such date and as a result of such repayment or prepayment (i) any Bank shall incur, or be deemed to incur, any loss or expense (including any loss or expense incurred or deemed incurred by reason of the liquidation or redeployment of deposits or other funds acquired by such Bank to make, continue or maintain any portion of the Loan, any loss or expense incurred by reason of the Bank's having funded the Loan by purchasing Dollar deposits in the interbank dollar market or having entered into any Swap Agreements or any loss or expense incurred by the unwinding, or the deemed unwinding, of any Swap Agreement with respect to the Loan) then, upon the request of the Bank, the Borrower shall pay to the Agent, for the account of the Bank, such amount as will (in the reasonable determination of the Bank) reimburse the Bank for such loss or expense or (ii) any Bank shall have a gain from the unwinding, or the deemed unwinding, of any Swap Agreement then upon the request of the Borrower, such Bank shall pay to the Borrower one half of such gain after deducting any relevant expenses. Each Bank shall promptly notify the Borrower of any such loss or expense or gain. A certificate as to any such loss or expense or as to any gain (in either case, including calculations thereof in reasonable detail) shall be submitted by the Bank to the Agent and Borrower and shall, in the absence of manifest error, be conclusive on the Borrower.

ARTICLE V

CONDITIONS PRECEDENT

	SECTION 5.1	Loan Conditions.  The obligations of each Bank to fund
the Loan on the Closing Date shall be subject to the prior or concurrent satisfaction of each of the following conditions precedent:

	5.1.1	Resolutions, etc.  The Agent shall have received, in
form and substance reasonably acceptable to it:

	(a)	a certificate, dated as of a recent date, of the Secretary
or an Assistant Secretary of the Borrower as to

	(i)	resolutions of its Board of Directors then in full
force and effect authorizing the execution, delivery and performance of the Loan Documents to be executed by it; and

    (ii)	the incumbency and signatures of those of its officers
authorized to act with respect to this Agreement and each Loan
Document executed by it, upon which certificate each Bank may conclusively rely until the Agent shall have received a further certificate of the Secretary or an Assistant Secretary of the
Borrower cancelling or amending such prior certificate;
	(b)	a copy of the certificate of incorporation of the
Borrower, certified by the Secretary of State of Delaware; and

	(c)	a certified copy of the by-laws of the Borrower.

		5.1.2	Delivery of Loan Documents.  Borrower shall have
delivered to the Agent for the benefit of each Bank, this Agreement and the Note, duly executed and in full force and effect.

		5.1.3	Opinions of Counsel.  The Bank shall have received an
opinion, dated the date hereof, in favor of the Agent and the Banks from

Doherty, Rumble & Butler, counsel to the Borrower, substantially in the form of Exhibit C or such other form as may reasonably be acceptable to the Agent.

		5.1.4	Compliance with Warranties, no-Default, etc.   The
representations and warranties set forth in Article VI shall have been true and correct as of the date initially made, and on the Closing Date (and after giving effect to the incurrence of the Loan):

	(a)	except where expressly stated to be made as of the date
hereof, such representations and warranties shall be true and correct with the same effect as if then made; and

	(b)	no Default shall have then occurred and be continuing.
		5.1.5	Absence of Litigation, etc.  No litigation,
arbitration or governmental investigation or proceeding shall be pending or, to the knowledge of the Borrower, threatened against the Borrower or any Subsidiary or shall affect the business, operations or prospects, which was not disclosed by the Borrower to the Agent pursuant to Section 6.6 and no development not so disclosed shall have occurred in any litigation, arbitration or governmental investigation or proceeding so disclosed, which, in either event, in the informed opinion of the Agent, would reasonably be expected to have a Materially Adverse Effect.

		5.1.6	Satisfactory Legal Form.  All documents executed or
submitted pursuant hereto by or on behalf of the Borrower or any Subsidiary shall be satisfactory in form and substance to the Agent and its counsel; the Agent and its counsel shall have received all information, and such counterpart originals or such certified or other copies of such materials, as the Agent or its counsel may reasonably request; and all legal matters incident to the transactions contemplated by this Agreement shall be satisfactory to counsel to the Agent.

ARTICLE VI

WARRANTIES, ETC.
	In order to inducd txe Banks to gnter into this Agreement and to make the Loan hereunder, the Borrower represents and warrants to the Banks as follows:

	SECTION 6.1	Financial Condition.  The consolidated balance sheet of
the Borrower and its consolidated Subsidiaries as at December 31, 1993 and the related consolidated statements of income and retained earnings and changes in financial position for the fiscal year ended on such date, certified by a nationally recognized firm of independent certified public accountants, copies of which have heretofore been furnished to each Bank, are complete and correct and present fairly the consolidated financial condition of the Borrower and its consolidated Subsidiaries as at such dates, and the consolidated results of their operations and changes in financial position for the fiscal year then ended. All such financial statements, including the related schedules and notes thereto, have been prepared in accordance with GAAP applied consistently throughout the periods involved (except as approved by such accountants and as disclosed therein). Neither the Borrower nor any of its consolidated Subsidiaries has any guarantee, keep-well agreement, take-or-pay contract or other contingent obligation or liability or liability for taxes, long-term leases or unusual forward or long-term commitments, which is not reflected in the foregoing statements or in the notes thereto and which is material in relation to the business, operations, property or financial or other condition of the Borrower and its Subsidiaries taken as a whole.

	SECTION 6.2	No Change.  Since December 31, 1993 there has been no
material adverse change in the business, operations, assets or financial or other condition of the Borrower and its Subsidiaries taken as a whole.

	SECTION 6.3	Corporate Existence; Compliance with Law.  Each of
the Borrower and its Subsidiaries (a) is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, (b) has the corporate power and authority and the legal right to own and operate its property, to lease the property it operates and to conduct the business in which it is currently engaged, (c) is duly qualified as a foreign corporation and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification except where the failure to be so qualified would not have a Materially Adverse Effect, and (d) is in compliance with all Requirements of Law except to the extent that the failure to comply therewith could not, in the aggregate, have a Materially Adverse Effect.

	SECTION 6.4	Corporate Power; Authorization; Enforceable
Obligations. The Borrower has the corporate power and authority and the legal right to make, deliver and perform this Agreement and the Notes and to borrow hereunder and has taken all necessary corporate action to authorize the borrowings on the terms and conditions of this Agreement and the Notes and to authorize the execution, delivery and performance of this Agreement and the Notes. No consent or authorization of, filing with, or other act by or in respect of any Governmental Authority, is required in connection with the borrowings hereunder or with the execution, delivery, performance, validity or enforceability of this Agreement or the Notes. This Agreement has been, and each Note will be, duly executed and delivered on behalf of the Borrower and this Agreement constitutes, and each Note when executed and delivered will constitute, a legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally.

	SECTION 6.5	No Legal Bar.  The execution, delivery and performance of
this Agreement and the Notes, the borrowings hereunder and the use of the proceeds thereof, will not violate or conflict with any Requirement of Law or any Contractual Obligation of the Borrower or any of its Subsidiaries, and will not result in, or require, the creation or imposition of any Lien on any of its or their respective properties or revenues pursuant to any Requirement of Law or Contractual Obligation.

	SECTION 6.6	No Material Litigation.  No litigation, investigation or
proceeding of or before any arbitrator or Governmental Authority is pending or, to the knowledge of the Borrower, threatened by or against the Borrower or any of its Subsidiaries or against any of its or their respective properties or revenues (a) with respect to this Agreement or the Notes or any of the transactions contemplated hereby, or (b) which, if adversely determined, would have a Materially Adverse Effect.

	SECTION 6.7	No Default.  Neither the Borrower nor any of its
Subsidiaries is in default under or with respect to any Contractual Obligation in any respect which could have a Materially Adverse Effect. No Default or Event of Default has occurred and is continuing.

	SECTION 6.8	Ownership of Property, Liens.  Each of the Borrower and
its Subsidiaries has good record and marketable title in fee simple to or valid leasehold interests in all its real property, and good title to all its other property, and none of such property is subject to any Lien, except as permitted in subsection 7.2.1.

	SECTION 6.9	No Burdensome Restrictions.  No Contractual Obligation
of the Borrower or any of its Subsidiaries and no Requirement of Law has, or is reasonably foreseeable to have, a Materially Adverse Effect.

	SECTION 6.10 Taxes. Each of the Borrower and its Subsidiaries has filed or caused to be filed all tax returns which to the knowledge of the Borrower are required to be filed and has paid all taxes shown to be due and payable on said returns or on any assessments made against it or any of its property and all other taxes, fees or other charges imposed on it or any of its property by any Governmental Authority (other than those the amount or validity of which is currently being contested in good faith by appropriate proceedings and with respect to which reserves in conformity with GAAP have been provided on the books of the Borrower or its Subsidiaries, as the case may be); and no tax claims are being asserted with respect to any such taxes, fees or other charges which could have a Materially Adverse Effect.

	SECTION 6.11	Federal Regulations.  Neither the Borrower nor any
of its Subsidiaries is engaged or will engage, principally or as one of its important activities, in the business of extending credit for the purpose of "purchasing" or "carrying" any "margin stock" within the respective meanings of each of the quoted terms under Regulation U of the Board of Governors of the Federal Reserve System as now and from time to time hereafter in effect. No part of the proceeds of any loans hereunder will be used for "purchasing" or "carrying" "margin stock" as so defined or for any purpose which violates, or which would be inconsistent with, the provisions of the Regulations of such Board of Governors. If requested by any Bank or the Agent, the Borrower will furnish to the Agent and each Bank a statement in conformity with the requirements of Federal Reserve Form U-1 referred to in said Regulation U to foregoing effect.
	SECTION 6.12	ERISA.  The Borrower does not maintain any Single
Employer Plan as of the date hereof. The liability to which the Borrower or any Commonly Controlled Entity would become subject under ERISA if the Borrower or any such Commonly Controlled Entity were to withdraw completely from all Multiemployer Plans as of the valuation date most closely preceding the date hereof is not in excess of $1,000,000. Such Multiemployer Plans are neither in Reorganization as defined in Section 4241 of ERISA nor Insolvent as defined in Section 4245 of ERISA.

	SECTION 6.13	Investment Company Act.  The Borrower is not an
"investment company" or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

	SECTION 6.14	Subsidiaries.  Exhibit D lists all Subsidiaries of
the Borrower existing at the date hereof.

	SECTION 6.15	Accuracy and Completeness of Information.  All
written information, documents, reports and other papers and data with respect to the Borrower furnished and to be furnished to the Agent or the Banks in connection with this Agreement and the Notes and the transactions contemplated hereby and thereby were and will be, at the time the same were or are so furnished, complete and correct in all material respects.

	SECTION 6.16	Labor Controversies.  As of the date hereof, there
are no labor controversies pending or, to the best of the Borrower's knowledge, threatened against the Borrower or any Subsidiary, which, if adversely determined, would reasonably be expected to have a Materially Adverse Effect.

	SECTION 6.17	Patents, Trademarks, etc.  The Borrower owns, or
otherwise has necessary rights to, all such patents, patent rights, trademarks, trademark rights, trade names, trade name rights, service marks, service mark rights and copyrights as the Borrower considers necessary for the conduct of the businesses of the Borrower and its Subsidiaries as now conducted without any known or asserted infringement upon rights of others which would reasonably be expected to have a Materially Adverse Effect. As of the date of this Agreement, there is no individual patent or patent license used by the Borrower in the conduct of its business the loss of which would have a Materially Adverse Effect.

	SECTION 6.18	Hazardous Materials.  (a) Neither Borrower nor any
other Person has ever caused or permitted any Hazardous Material to be released, treated, stored or disposed of in a manner which could form the basis for any claim, demand, proceeding or action by any Person, past, present or future on, under or at any real property legally or beneficially owned (or any interest or estate in real property which is owned) or operated by Borrower or any Subsidiary (including, without limitation, any property owned by a land trust the beneficial interest in which is owned in whole or in part by Borrower or such Subsidiary) which could reasonably be expected to have a Materially Adverse Effect, (b) no such real property has ever been used (by Borrower or any other Person) as (i) a dump site for any Hazardous Material or
(ii) a permanent or temporary storage site for any Hazardous Material, except in a manner that would not reasonably be expected to have a Materially Adverse Effect, and (c) neither Borrower nor any of its predecessors, Subsidiaries, or Affiliates, has ever caused or permitted any Hazardous Material to be transported, released, treated, stored or disposed of at any location other than those identified in clause (a) in a manner which could form the basis for any claim, demand, proceeding or action by any Person which could reasonably be expected to have a Materially Adverse Effect.

	SECTION 6.19	Governmental Authorizations.  The Borrower and each
of its Subsidiaries have all licenses, franchises, permits and other governmental authorizations necessary for all businesses presently carried on by them (including owning and leasing the real and personal property owned and leased by them), except where failure to obtain such licenses, franchises, permits and other governmental authorizations would not be reasonably expected to have a Materially Adverse Effect.

	SECTION 6.20	Insurance.  The Borrower and its Subsidiaries are
adequately insured for their benefit under policies issued by insurers of recognized responsibility. No notice of any pending or threatened cancellation or premium increase has been received by the Borrower or any of its subsidiaries with respect to any of such insurance policies. The Borrower and its Subsidiaries are in compliance with all material conditions contained in such insurance policies.

ARTICLE VII

COVENANTS

	SECTION 7.1	Certain Affirmative Covenants.  The Borrower covenants
for the benefit of the Agent and each Bank that until all of the Liabilities have been paid and performed in full, the Borrower will perform the obligations set forth in this Section 7.1.

		7.1.1	Financial Information, etc.  The Borrower will furnish,
or will cause to be furnished, to the Agent for distribution to each Bank copies of the following financial statements, reports and information:

(a) promptly when available and in any event within 120 days after the close of each Fiscal Year, a consolidated balance sheet at the close of such Fiscal Year, and consolidated statements of operations, of shareholders' equity and of cash flow for such Fiscal Year, of the Borrower and its consolidated Subsidiaries certified without Impermissible Qualification by a nationally recognized firm of independent certified public accountants selected by the Borrower;
	(b)	promptly when available and in any event within 50 days
after the close of each of the first three Fiscal Quarters of each Fiscal Year an unaudited consolidated balance sheet at the close of such Fiscal Quarter and unaudited consolidated statements of operations and of "shareholders" equity for the period commencing immediately after the close of the previous Fiscal Year and ending with the close of such Fiscal Quarter, of the Borrower and its consolidated Subsidiaries certified as to fairness and accuracy of presentation, GAAP and consistency by the chief accounting or financial Authorized Officer of the Borrower;

	(c)	simultaneously with the delivery of the financial statements referred to in (b) above, a certificate of the chief accounting or financial Authorized Officer of the Borrower setting forth in reasonable detail whether the Borrower was in compliance with the financial covenants in this Article VII on the date of such financial statements and certifying that no Default exists on the date of delivery of such certificate or, if a Default should exist on such date, setting forth the details thereof and the action which the Borrower is taking or proposes to take with respect thereto;

	(d)	such other information with respect to the financial
condition, business, property, assets, revenues, and operations of the Borrower and Subsidiaries as the Agent may from time to time reasonably request.

		7.1.2	Maintenance of Corporate Existences, etc.  Except as
permitted by Section 7.2.6, the Borrower will cause to be done at all times all things necessary to maintain and preserve the corporate existences of the Borrower and each Subsidiary, except, in the case of a Subsidiary, where failure to do so would not reasonably be expected to have a Materially Adverse Effect. Except as permitted by Section 7.2.6, the Borrower will continue to own and hold directly or indirectly, free and clear of all Liens (except Permitted Liens), at least 51% of the outstanding shares of capital stock of each Subsidiary, provided however that the provisions of this Section 7.1.2 shall not apply to any Subsidiary which is organized, or in which the Borrower acquires an interest of more than 50% after the date of this Agreement.

		7.1.3	Foreign Qualification.  The Borrower will, and will
cause each Subsidiary to, cause to be done at all times all things necessary to be duly qualified to do business and in good standing as a foreign corporation in each jurisdiction where the nature of its business makes such qualification necessary and where the failure to so qualify would reasonably be expected to have a Materially Adverse Effect.

		7.1.4	Payment of Taxes, etc.  The Borrower will, and will
cause each Subsidiary to, pay and discharge, as the same may become due and payable, all federal, state and local taxes, assessments and other governmental charges or levies against or on any of its property, as well as claims of any kind which, if unpaid, might become a material Lien upon any one of its properties; provided, however, that the foregoing shall not require the Borrower or any Subsidiary to pay or discharge any such tax, assessment, charge, levy or lien so long as it shall contest the validity thereto in good faith by appropriate proceedings and shall set aside on its books adequate reserves in accordance with GAAP with respect thereto.

		7.1.5	Maintenance of Property; Insurance.  Keep all property
useful and necessary in its business in good working order and condition (ordinary wear and tear and obsolescence excepted); maintain with financially sound and reputable insurance companies insurance on all its property in at least such amounts and against at least such risks as are usually insured against in the same general area by companies engaged in the same or a similar business; and furnish to each Bank, upon written request, full information as to the insurance carried.

		7.1.6	Notice of Default, Litigation, etc.  Promptly give
notice to the Agent and each Bank:

(a)	of the occurrence of any Default;

(b)	of any (i) default or event of default under any Contractual
Obligation of the Borrower or any of its Subsidiaries or (ii) litigation, investigation or proceeding which may exist at any time between the Borrower or any of its Subsidiaries and any Governmental Authority, which in the case of (i) and (ii) above, if adversely determined, would have a Materially Adverse Effect;

(c)	of any litigation or proceeding affecting the Borrower or
any of its Subsidiaries in which the amount involved is $10,000,000 or more and not fully covered by insurance and which remains undismissed or in which injunctive or similar relief is sought;

(d)	of the following events, as soon as possible and in any
event within 30 calendar days after the Borrower knows or has reason to know thereof; (i) the occurrence or expected occurrence of any Reportable Event with respect to any Plan, or (ii) the institution of proceedings or the taking or expected taking of any other action by PBGC or the Borrower or any Commonly Controlled

Entity to terminate, withdraw or partially withdraw from any Plan and with respect to a Multiemployer Plan, the reorganization or insolvency of the Plan and in addition to such notice, deliver to the Agent and each Bank whichever of the following may be applicable: (A) a certificate of an Authorized Officer setting forth details as to such Reportable Event and the action that the Borrower or Commonly Controlled Entity proposes to take with respect thereto, together with a copy of any notice of such Reportable Event that may be required to be filed with PBGC, or (B) any notice delivered by PBGC evidencing its intent to institute such proceedings or any notice to PBGC that such Plan is to be terminated, as the case may be; and
(e)	within 45 days after (i) the Borrower knows or has reason to know of any Third Party Financing Arrangement which is required in accordance with GAAP to appear on the balance sheet of the Borrower and (ii) under the terms of any Third Party Financing Arrangement, any of the Borrower's products are repossessed or returned for any reason to the Borrower prior to the termination of such Third Party Financing Arrangement under circumstances pursuant to which the Borrower or any Subsidiary incurs any liability in excess of $42,000,000.

Each notice pursuant to this subsection shall be accompanied by a statement of the chief executive officer or another Authorized Officer of the Borrower setting further details of the occurrence referred to therein and stating what action the Borrower proposes to take with respect thereto. For all purposes of clause (d) of this subsection, the Borrower shall be deemed to have all knowledge or knowledge of all facts attributable to the administrator of such Plan.

		7.1.7	Performance of Loan Documents.  The Borrower will
perform promptly and faithfully all of its obligations under each Loan Document executed by it.

		7.1.8	Books and Records.  The Borrower will, and will cause
each Subsidiary to, keep books and records reflecting all of its business affairs and transactions in accordance with GAAP and permit the Agent or any of its representatives, at reasonable times and intervals and as arranged through the chief financial officer or chief legal officer of the Borrower, to visit all of its offices, discuss its financial matters with its officers and independent accountants, examine (and, at the expense of the Borrower, photocopy extracts from) any of its books or other corporate records. Upon the occurrence of a Default and for so long as such Default may be continuing, the Borrower shall pay any fees of its independent accountants incurred in connection with the Agent's exercise of its rights pursuant to this Section.

		7.1.9	Compliance with Laws.  The Borrower will comply, and
cause each of its Subsidiaries to comply, with all Federal, state and local laws, rules and regulations related to its businesses if the failure so to comply would reasonably be expected to have a Materially Adverse Effect.

		7.1.10	Maintenance of Permits.  The Borrower will maintain,
and cause each of its Subsidiaries to maintain, all permits, licenses and consents as may be required for the conduct of its business by any state, federal or local government agency or instrumentality (including, without limitation, any such license, consent or permit relating to Hazardous

Materials or the disposal thereof) if the failure to maintain such licenses, permits and consents would reasonably be expected to have a Materially Adverse Effect.

	SECTION 7.2	Certain Negative Covenants.  The Borrower hereby
covenants for the benefit of the Agent and each Bank that until all of the Liabilities have been paid and performed in full the Borrower shall not:

		7.2.1	Limitations on Liens.  Create, incur, assume or suffer,
nor permit any Subsidiary to create, incur, assume or suffer, to exist any Lien upon any of their respective property or assets, whether now owned or hereafter acquired, except (all of the following, "Permitted Liens"):

(a)	Liens for taxes or assessments either not yet due or the
validity of which are being contested in good faith by appropriate proceedings diligently prosecuted and as to which adequate reserves shall have been set aside to the extent required by GAAP;

(b)	Carriers', warehousemen's, mechanics', materialmen's,
repairmen's or other Liens arising in the ordinary course of business which are not overdue for a period of more than 60 days or which are being contested in good faith and by appropriate proceedings;

(c)	Pledges or deposits in connection with workmen's
compensation, unemployment insurance and other social security legislation;

(d)	Deposits to secure the performance of bids, trade contracts
(other than for Indebtedness), lease obligations, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature incurred in the ordinary course of business;

(e)	Purchase money security interests of its vendors on property hereafter acquired by the Borrower, provided that such security interests do not extend to any of the Borrower's other property;

(f)	Other encumbrances consisting of zoning regulations,
easement, rights of way, survey exceptions and other similar restrictions on the use of real property or minor irregularities in titles thereto which do not arise in connection with the borrowing or of any obligation for the payment of, money and which, in the aggregate do not materially impair the use of such property in the business of the Borrower;

(g)	Capitalized lease obligations and real estate mortgages
(including any related equipment) of the Borrower and its Subsidiaries if and to the extent that, after giving effect to the incurrence of any such obligation or mortgage, the aggregate amount thereof (based on the remaining balance outstanding principal amount thereof, as the case may be, on the books of the Borrower and its Subsidiaries) would not exceed 15% of the Consolidated Tangible Net Worth of the Borrower as at the end of the fiscal quarter of the Borrower for which financial statements have theretofore been delivered to the Banks preceding the fiscal quarter in which such obligation or mortgage is incurred; and

(h)	Security interests or pledges involving specific items of
equipment actually sold or leased by the Borrower or amounts due the Borrower from its customers as payment for the purchase or lease of such equipment from the Borrower or as payments for software or services associated with such equipment in connection with Third Party Financing Arrangements provided that such liens attach only to the specific equipment or amounts due which are the subject of such Third Party Financing Arrangements.

		7.2.2	Ratio of Indebtedness to Consolidated Tangible Net
Worth. Permit the ratio of Indebtedness of the Borrower and its consolidated Subsidiaries (determined on a consolidated basis) to Consolidated Tangible Net Worth of the Borrower at any time to be greater than 0.75:1.00.

		7.2.3	Maintenance of Consolidated Working Capital.  Permit
the average of the excess of Consolidated Current Assets over Consolidated Current Liabilities ("Working Capital") as at the last day of each calendar quarter occurring during any period of four consecutive calendar quarters beginning with such period ended June 30, 1994 to be less than $150,000,000.

		7.2.4	Maintenance of Consolidated Tangible Net
Worth. Permit its Consolidated Tangible Net Worth at the end of any fiscal quarter of the Borrower to be less than (i) in the case of the fiscal quarter which ended December 31, 1991, $667,947,000 and (ii) in the case of each fiscal quarter of the Borrower thereafter, the sum of (A) if Consolidated Net Income of the Borrower is positive for such fiscal quarter, an amount equal to 50% of such Consolidated Net Income plus (B) an amount equal to 100% of the aggregate amount realized (in any event, net of any underwriting discount and reasonable expenses) by the Borrower in all issuances of its capital stock during such fiscal quarter plus (C) an amount equal to Consolidated Tangible Net Worth required by this subsection 7.2.4 to be maintained as at the end of the previous fiscal quarter of the Borrower.

		7.2.5	Limitation on Indebtedness.  Permit the aggregate amount
of Indebtedness of the Borrower and its consolidated Subsidiaries at any time to exceed $225,000,000.

		7.2.6	Prohibition of Fundamental Changes.  (a) (i) Enter, or
permit any Subsidiary to enter, into any transaction of merger or consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution) or (ii) convey, sell, lease, transfer or otherwise dispose of, or permit any Subsidiary to convey, sell, lease, transfer or otherwise dispose of, any of its assets if, after giving effect thereto, the aggregate amount of assets so conveyed, sold, leased, transferred or otherwise disposed of by the Borrower and its Subsidiaries during the 365 day period immediately preceding the date of such transaction would exceed 15% of the average consolidated total assets of the Borrower and its Subsidiaries for the four full fiscal quarters of the Borrower for which financial statements have theretofore been delivered to the Banks ending immediately preceding the date of such transaction; (b) acquire by purchase or otherwise, or permit any Subsidiary so to acquire the business or assets of, or stock or other evidence of beneficial ownership of, any Person, if, after giving effect to any such purchase or other acquisition, the aggregate cost to the Borrower and its Subsidiaries of all such purchases and other acquisitions made during the 365 day period immediately preceding the date of such purchase or other acquisition would exceed 15% of the average consolidated total assets of the Borrower and its Subsidiaries for the four full fiscal quarters of the Borrower for which financial statements have theretofore been delivered to the Banks ending immediately preceding the date of such purchase or other acquisition; provided, notwithstanding this subsection 7.2.6:

		(i)	any Subsidiary of the Borrower may be liquidated,
merged or consolidated into or with the Borrower (provided that the Borrower shall be the continuing or surviving corporation) or into or with any one or more wholly owned Subsidiaries of the Borrower (provided that the wholly owned subsidiary of the Borrower shall be the continuing or surviving corporation);

		(ii)	the Borrower or any Subsidiary may sell inventory and
accounts receivable in the ordinary course of business as conducted on and as of the date hereof or in connection with Third Party Financing Arrangements;

		(iii)	the Borrower may sell short term money market
investments or other securities in accordance with the Investment Guidelines of the Borrower in effect from time to time of which each Bank has received a copy of the most recent version; and

		(iv)	the Borrower may acquire foreign Subsidiaries organized
for the purpose of marketing or providing installation and maintenance of the Borrower's products;

		(v)	the Borrower may make capital expenditures in the
ordinary course of business as conducted on and as of the date hereof;

provided, the transactions permitted by subparagraphs (i)-(v) above shall not be included in the computation and limitation provided for in this subsection 7.2.6.

		7.2.7	Compliance with ERISA.  (a) Terminate any Plan so as to
result in any material liability to PBGC, (b) engage in any "prohibited transaction" (as defined in Section 4975 of the Code) involving any Plan which would result in a material liability for an excise tax or civil penalty in connection therewith, (c) incur or suffer to exist any material "accumulated funding deficiency" (as defined in Section 302 of ERISA), whether or not waived, involving any Plan, or (d) allow or suffer to exist any event or condition, which presents a material risk of incurring a material liability to PBGC by reason of termination of any such Plan.

		7.2.8	No Amendments to Revolver.  Amend the $75,000,000 Credit
Facility dated as of May 26, 1992 among Manufacturers Hanover Trust Company, as agent, the Dai-Ichi Kangyo Bank, Chicago Branch, Societe Generale and certain other banks party thereto, as lenders, in a manner favorable to such lenders without offering to amend this Agreement in the same manner, to the extent analogous provisions are set forth herein.

ARTICLE VIII

EVENTS OF DEFAULT

	SECTION 8.1	Events of Default.  The term "Event of Default"
shall mean each of the following events:

		8.1.1	Non-Payment of Liabilities.  The Borrower shall default
in the payment when due of (i) any principal amount of any Note, or (ii) any other amount payable and, in the case of (ii), such default shall continue unremedied for five days.

		8.1.2	Non-Performance of Certain Covenants.  The Borrower
shall default in the due performance and observance of any of its obligations under:

	(a)	Section 7.1.6 or Section 7.2; or

	(b)	any other agreement contained herein or any Loan
Document, and such default shall continue unremedied for a period of thirty days.

		8.1.3	Certain Defaults on Other Indebtedness.  Any default
shall occur under the terms applicable to any Indebtedness outstanding in a principal amount exceeding $10,000,000 (or an equivalent amount of a currency other than U.S. Dollars) of the Borrower or any Subsidiary (other than the Loan a default on which is governed by Section 8.1.1) including, without limitation,
the $75,000,000 Credit Facility dated as of May 26, 1992 among Manufacturers Hanover Trust Company, as agent, The Dai-Ichi Kangyo Bank, Chicago Branch, Societe Generale and other banks party thereto, as lenders, and such default shall:
	(a)	consist of the failure to pay any payment of principal
of or interest on any such Indebtedness beyond the period of grace
(not to exceed 30 days), if any, provided in the instrument or agreement under which such Indebtedness was created; or

	(b)	consist of a default in the observance or performance
of any agreement or condition relating to any such Indebtedness or contained in any instrument or agreement evidencing, securing or relating to such Indebtedness, or any other event shall occur or condition shall exist, the effect of which default, event or condition is to cause, or to permit the holder or holders of such Indebtedness (or a trustee or agent on behalf of such holder or holders) to cause, such Indebtedness to become due prior to its stated maturity.


		8.1.4	Bankruptcy, Insolvency, etc.  The Borrower shall become
insolvent or generally fail to pay, or admit in writing its inability to pay, debts as they become due; or the Borrower or any Subsidiary (other than a Foreign Service Subsidiary) shall apply for, consent to, or acquiesce in, the appointment of a trustee, receiver, sequestrator or other custodian for the Borrower or such Subsidiary (other than a Foreign Service Subsidiary) or a substantial part of like property of any thereof, or make a general assignment for the benefit of creditors; or, in the absence of such application, consent or acquiescence, a trustee, receiver, sequestrator or other custodian shall be appointed for the Borrower or any Subsidiary or for a substantial part of the property of any thereof and not be discharged within 60 days; or any bankruptcy, reorganization, debt arrangement, or other case or proceeding under any bankruptcy or insolvency law, or any dissolution, winding up or liquidation proceeding, shall be commenced in respect of the Borrower or any Subsidiary (other than a Foreign Service Subsidiary), and, if such case or proceeding is not commenced by the Borrower or such Subsidiary (other than a Foreign Service Subsidiary), such case or proceeding shall be consented to or acquiesced in by the Borrower or such Subsidiary (other than a Foreign Service Subsidiary) or shall result in the entry of an order for relief or shall remain for 60 days undismissed; or the Borrower or any Subsidiary (other than a Foreign Service Subsidiary) shall take any corporate action to authorize, or in furtherance of, any of the foregoing.

		8.1.5	Breach of Warranty.  Any representation or warranty of the
Borrower hereunder or under any other Loan Document or in any writing furnished after the date of this Agreement by or on behalf of the Borrower to the Agent for the purposes of or in connection with this Agreement or any other Loan Document is or shall be incorrect in any material respect when made.
		8.1.6	ERISA.  Any of the following events shall occur with respect to any Plan:

	(a)	such Plan shall be terminated (or steps shall be
instituted to effect such termination), but only if such Plan has any Unfunded Vested Obligations on the date of this Agreement or has any Unfunded Vested Obligations at the date of such termination or the date of the institution of such steps, as the case may be,

	(b)	the Borrower or any Subsidiary shall withdraw from such
Plan (or shall institute steps to effect such withdrawal), or

	(c)	any Reportable Event (other than any Reportable Event
as to which the requirement of giving notice to the PBGC within 10 days has been waived) shall occur with respect to such Plan,

and there shall exist a deficiency in excess of $1,000,000 in the assets available to satisfy the benefits guaranteeable under ERISA with respect to such Plan.

		8.1.7	Judgments.  A final judgment to the extent not covered by
insurance which, with other such outstanding final judgments against the Borrower and Subsidiaries, exceeds an aggregate of $10,000,000 shall be rendered against the Borrower or any Subsidiary and, within 30 days after entry thereof, such judgment shall not have been discharged or otherwise satisfied or execution thereof stayed pending appeal or within 30 days after the expiration of any such stay, such judgment shall not have been discharged or otherwise satisfied.

	SECTION 8.2	Action if Bankruptcy.  If any Event of Default
described in Section 8.1.4 shall occur, the outstanding principal amount of the Loan and all other Liabilities shall be and become immediately due and payable, without notice or demand of any kind, all of which are hereby expressly waived by the Borrower.

	SECTION 8.3	Action if Other Event of Default.  If any Event of
Default (other than an Event of Default described in Section 8.1.4) shall occur for any reason, whether voluntary or involuntary, and be continuing, the Agent may, or shall if so instructed by the Majority Banks, by notice to the Borrower declare the outstanding principal amount of the Loan to be due and payable and any or all other Liabilities to be due and payable, whereupon the full unpaid amount of the Loan and any and all other Liabilities which shall be so declared due and payable shall be and become immediately due and payable, without further notice, demand, or presentment, all of which are hereby expressly waived by the Borrower.

ARTICLE IX

AGENCY PROVISIONS

	SECTION 9.1	Authorization and Action.  Each Bank irrevocably
appoints the Agent as its agent for the purposes of this Agreement and the other Loan Documents and authorizes the Agent to take such action and exercise such rights, remedies, powers and discretions as are specifically delegated to the Agent by this Agreement and the other Loan Documents together with such powers and discretions as are reasonably incidental thereto. The Agent agrees to act as such on the express conditions of this Article IX. The Agent may perform any of its respective duties hereunder by or through its respective agents or employees.

	SECTION 9.2	Nature of Duties.

	(a) The Agent shall not have any duties or responsibilities except those expressly set forth in this Agreement. The duties of the Agent shall be mechanical and administrative in nature. The Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement or applicable laws.
The relationship between the Agent and each Bank is that of agent and principal only and nothing herein, expressed or implied, shall be deemed to constitute the Agent a trustee or other fiduciary for any Bank or is intended to or shall be construed so as to impose on the Agent any obligations in respect of this Agreement (including, without limitation, the enforcement or collection of the Loan) other than those for which express provision is made herein. In performing its functions and duties under this Agreement, the Agent shall act solely as the agent of the Banks and does not assume and shall not be deemed to have assumed, any obligation towards, or relationship of agency or trust with, or for, the Borrower in any circumstances whatsoever.

	(b) Except as specifically provided in this Article IX, the Agent shall have no duty or responsibility, either initially or on a continuing basis, to provide any Bank with any credit or other information with respect to the Loan, whether coming into its possession before the disbursement of the Loan or at any time or times thereafter. The Agent shall, upon receipt of any notice from the Borrower, promptly send copies of or details of the contents of such notice and all other documents and information received from the Borrower to each of the Banks to whom such notice, documents or information is relevant. The Agent shall also promptly notify the Banks if it becomes aware of the occurrence of any Default.

	(c)	If the Agent seeks the consent or approval of the Majority
Banks to the taking or refraining from taking any action hereunder, the Agent shall send notice thereof to each Bank. The Agent shall promptly notify each Bank at any time the Majority Banks have instructed it to act or refrain from acting pursuant hereto. Neither the Agent nor any of its directors, officers or employees shall have any responsibility for the accuracy and/or completeness of any information supplied in connection herewith or for the legality, validity, effectiveness, adequacy or enforceability of this Agreement and none of the Agent or such Persons shall be liable to the Borrower or to any of the Banks for any action taken by the Agent or such Persons or omitted to be taken under this Agreement or in connection herewith unless caused by gross negligence or wilful misconduct of the Agent or such Persons.

	SECTION 9.3	Independent Investigation and Appraisal.
Each Bank severally represents and warrants to the Agent, that, independently and without reliance on the Agent, it has made its own independent investigation of the financial condition and affairs of the Borrower in connection with the entry by such Bank into this Agreement and has not relied on any information provided to such Bank by the Agent, in connection with this Agreement, and each Bank severally represents and warrants that it will continue to make its own independent appraisal of the creditworthiness of the Borrower while the Loan is outstanding and will not rely on any information provided to it by the Agent.

	SECTION 9.4	Rights; Exculpations.

	(a)	Without limitation of the generality of any other provision
of this Article IX, the Agent may:

		(i) refrain from exercising any right, power or discretion vested in it under this Agreement unless and until instructed by the Majority Banks as to the manner in which such right, power or discretion should be exercised; provided that it shall have used reasonable endeavors to obtain such instructions;

	    (ii) engage and pay for the advice and services of any lawyers, accountants or other experts whose advice or services may to it seem necessary, expedient or desirable and it shall be entitled to rely on the advice and opinions of such lawyers, accountants and other experts and shall not be liable to any of the other parties hereto for any of the consequences of such reliance;

	   (iii) rely on any written communication or document believed by it to be genuine and correct and to have been communicated or signed by the Person by whom it purports to be communicated or signed and shall not be liable to any of the other parties hereto for any of the consequences of such reliance;

	    (iv) perform all or any of its functions and duties hereunder through employees or agents and through any of its offices or branches from time to time selected by it; and

	     (v) may treat each Bank as a Bank until it receives written notice of the assignment or transfer of an interest in the Loan signed by such Bank and in form satisfactory to the Agent.

	(b)  Without limiting the generality of any other provision of this
Article IX, the Agent shall not:

	(i) be obliged to ascertain or enquire as to the performance or observance by the Borrower of any of the terms or conditions of this Agreement or any other Loan Document;

    (ii) be under any liability or responsibility of whatsoever kind to any Bank:

	(A)	arising out of, or in relation to, any failure or
delay in the performance or breach by the Borrower of any of its obligations under this Agreement or any other Loan
Document; or

	(B)	for any recitals, statements, representations or
warranties in, or for the legality, validity, effectiveness, enforceability, admissibility in evidence or sufficiency of, this Agreement or any other Loan Documents;

	(iii) be under any liability or responsibility of whatsoever kind to the Borrower arising out of, or in relation to, any failure or delay in performance or breach by any Bank of any of its obligations under this Agreement;

	(iv) be obliged to take any steps to ascertain whether any Default has occurred and, until it shall have actual knowledge or shall have received express notice to the contrary, the Agent shall be entitled to assume that no Default has occurred. The Agent will in accordance with the directions of the Majority Banks insti-tute or refrain from instituting proceedings against the Borrower following a default by the Borrower, as relevant, in the observance or performance of any of its obligations under this Agreement; provided that the Agent shall not be obliged to take any such proceedings unless first indemnified to its satisfaction;

	(v) be bound to account to any Bank or the Borrower, as the case may be, for any sum or the profit element of any sum received by it for its own account; and

	(vi) be bound to disclose to any other Person any information if such disclosure would or might in its opinion constitute a breach of any Law or regulation or be otherwise actionable at the suit of any Person.

	SECTION 9.5	Indemnification.  Each Bank agrees (which agreement
shall survive payment of all sums due under this Agreement) to indemnify the Agent (to the extent not reimbursed by the Borrower), ratably according to the respective principal amounts of the Loan then held by each Bank at the time notice of the applicable claim first is received or, if notice is received after the maturity (whether at the Maturity Date, by acceleration or otherwise) of the Loan, on the Maturity Date, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses and disbursements of any kind or nature whatsoever (except in respect of any agency, management or other fees due to the Agent) which may be imposed on, incurred by or asserted against the Agent in performing its functions or duties under this Agreement or in any way relating to or arising out of this Agreement or any action taken or omitted by the Agent in enforcing or preserving the rights of the Banks under this Agreement or any other document; provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, negligence or wilful misconduct of the Agent.

	Without limitation of the foregoing, each Bank agrees to reimburse the Agent promptly upon demand for its ratable share of any out-of-pocket expenses (including attorneys' fees) incurred by the Agent in connection with the enforcement, renegotiation or workout of, or legal advice in respect to rights or responsibilities under, the Agreement and the other Loan Documents, to the extent that the Agent is not reimbursed for such expenses by the Borrower.
The obligations of the Banks under this Section 9.5 shall survive the payment in full of the Loan and the termination of this Agreement and the other Loan Documents.

	SECTION 9.6	The Agent.  Notwithstanding anything to the contrary
contained or implied in this Agreement, the Agent and any of its Affiliates may, without liability to account, make loans to, accept deposits from and generally engage in any kind of banking or trust business with the Borrower as though it were not the Agent or an Affiliate thereof. In relation to its interest in the Loan and the Note issued to it as a Bank, the Agent shall have the same rights and powers under this Agreement as any Bank and may exercise the same as though it were not the Agent. The term "Bank", "Banks" or "Majority Banks" or any other similar term shall, unless otherwise expressly indicated, include Sanwa.

	SECTION 9.7	Successor Agent.

	Any corporation or bank into which the Agent may be merged or converted or any corporation or bank with which the Agent may be consolidated or any corporation or bank resulting from any merger, conversion or consolidation with the Agent or any corporation or bank to which the Agent shall sell or otherwise transfer all or substantially all its Assets and business or any corporation or business succeeding to the corporate trust business of the Agent shall be the successor Agent without the execution or filing of any paper or any further act on the part of such successor or any other party hereto.

	SECTION 9.8	Pro-Rata Sharing.  If any Bank at any time shall
receive or recover (whether by way of voluntary or involuntary payment, by virtue of an exercise of its legal rights, including, but not limited to, the right of set-off, counterclaim or otherwise howsoever) the whole or any part of amounts due from the Borrower to such Bank or to the Agent on behalf of such Bank hereunder otherwise than by distribution from the Agent under the terms of this Agreement, then:

	(a)	such Bank (the "Paying Bank") shall promptly pay to the Agent the full amount or, as the case may be, an amount equal to the equivalent of the full amount so received or recovered after deducting any expenses incurred by the Paying Bank in obtaining such amount;

	(b)	as between the Borrower and the Paying Bank, the Borrower
shall remain or again become indebted to such Paying Bank hereunder, as if no receipt or recovery had been made, to the extent of an amount equal to (i) the amount so paid minus (ii) the amount distributed back to such

Paying Bank in connection with such receipt or recovery pursuant to
Section 9.8(c); and

	(c)	the Agent shall treat the amount so paid as if it were a
payment by the Borrower on account of amounts due from the Borrower hereunder for distribution to the Paying Bank and each of the other Banks in the proportions in which the Paying Bank and the other Banks would have been entitled to receive such amount had it been paid by the Borrower to the Agent hereunder, provided that:

	(i)	a Paying Bank, which shall have commenced or joined (as
a plaintiff) in an action or proceeding in any court or arbitration to recover sums due to it under this Agreement and pursuant to a settlement or compromise of that action or proceeding shall have received any amount, shall not be required to share any proportion of that amount with a Bank that has the legal right to, but does not, join such action or proceeding or commence and diligently prosecute a separate action or proceeding to enforce its rights in the same or another court or arbitration proceeding; and

    (ii)	every payment and adjustment made pursuant to this
subclause shall be subject to the condition that if the amount (or any part thereof) is subsequently required to be repaid by the Paying Bank to the Borrower or any third person, as the case may be, the Agent (if it holds the same) and each of the Banks that has received any part thereof from the Agent shall repay such amount (or the relevant part) to the Paying Bank together with such amount (if any) as is necessary to reimburse the Paying Bank the appropriate portion of any interest it shall have been obliged to pay when repaying such amount as aforesaid and the adjustments pursuant to this subclause shall be cancelled.

	Each Bank exercising any rights giving rise to a receipt or receiving any payment of the type referred to in this Section 9.8 or instituting legal proceedings to recover sums owing to it under this Agreement shall, as soon as reasonably practicable thereafter, give notice thereof to the Agent who shall give notice to the other Banks.

ARTICLE X

MISCELLANEOUS

	SECTION 10.1	Waivers, Amendments, etc.  The provisions of this
Agreement and of each Loan Document may from time to time be amended, modified, or waived, if, but only if, such amendment, modification or waiver is in writing and consented to by the Borrower and the Majority Banks and then such waiver of consent shall be effective only in the specific instance and for the specific purpose for which given, provided, however, that no amendment, waiver, modification or consent shall, unless in writing and signed or consented by all the Banks, (i) subject the Banks to any additional obligations, (ii) reduce the principal of or interest on the Loan or reduce any other amount payable hereunder to the Banks, (iii) postpone the Maturity Date or any date fixed for the payment of interest, (iv) change the percentage of Banks required to take any action as Majority Banks, or (v) change this

Section 10.1. The rights, remedies, powers and privileges herein provided and provided in the other Loan Documents are cumulative and not exclusive of any rights, remedies, powers or privileges provided to the Banks by law.

	No failure or delay on the part of the Agent or any Bank in exercising any power or right under this Agreement or any other Loan Document shall operate as a waiver thereof, nor shall any single or partial exercise of any such power or right preclude any other or further exercise thereof or the exercise of any other power or right. No notice to or demand on the Borrower in any case shall entitle it to any notice or demand in similar or other circumstances.

	SECTION 10.2	Notices.  All notices, requests, demands and other
communications provided to any party hereto under this Agreement or any other Loan Document shall be in writing or by facsimile and addressed or delivered to it at its address set forth below its signature hereto or at such other address as may be designated by such party in a notice to the other parties. Any notice, if mailed shall be sent by registered mail, return receipt requested and properly addressed with postage prepaid, and shall be deemed given when received; any notice, if transmitted by facsimile, shall be deemed given when transmitted; any notice, if sent by overnight delivery service with delivery confirmed, shall be deemed given when received.

	SECTION 10.3	Costs and Expenses.  The Borrower hereby agrees to
pay any and all reasonable fees or expenses (including attorneys' fees) incurred by the Agent in connection with the negotiation, preparation, execution and delivery of this Agreement and the other Loan Documents. The Borrower further agrees to pay all reasonable fees and expenses of the Agent and the Banks for any amendment, waiver, consent, supplement, or other modification to this Agreement or any other Loan Document as may from time to time hereafter be incurred (including the reasonable fees and expenses of counsel for the Bank from time to time incurred in connection therewith) and to pay all reasonable fees and expenses of the Agent and the Banks (including reasonable fees and expenses of counsel to the Agent and the Banks) incurred in connection with the enforcement of this Agreement or any other Loan Document or with any restructuring or "work-out" of any Liabilities.

	SECTION 10.4	Indemnification.  The Borrower hereby indemnifies,
exonerates and holds the Agent and each Bank and each of its respective officers, directors, employees, and agents (the "Bank Parties") free and harmless from and against any and all actions, causes of action, suits, losses, costs, liabilities and damages, and expenses actually incurred in connection therewith (irrespective of whether such Bank Party is a party to the action for which indemnification hereunder is sought), including reasonable attorneys' fees and disbursements (the "Indemnified Liabilities"), incurred by the Bank Parties or any of them as a result of, or arising out of, or relating to

	(a)	any transaction financed or to be financed in whole or in
part, directly or indirectly, with the proceeds of the Loan;

	(b)	the entering into and performance of this Agreement and any
other Loan Document by any of the Bank Parties;

	(c)	any investigation, litigation, or proceeding related to any
acquisition or proposed acquisition by the Borrower or any Subsidiary of all or any portion of the stock or all or substantially all the assets of any Person, whether or not the Bank is party thereto;

	(d)	the presence of any Hazardous Material on or under, or any
discharge, escape or spillage of any Hazardous Material from, any real property owned or operated by the Borrower or any Subsidiary,

except for any such Indemnified Liabilities arising for the account of a particular Bank Party by reason of the gross negligence or willful misconduct of, or the violation of law or regulation by, such Bank Party or any other Bank Party, and if and to the extent that the foregoing undertaking may be unenforceable for any reason, the Borrower hereby agrees to make the maximum contribution to the Payment and satisfaction of each of the Indemnified Liabilities which is permissible under applicable law.

	SECTION 10.5	Survival.  The obligations of the Borrower under
Sections 3.8, 4.1, 4.2, 10.3, and 10.4, shall in each case survive any termination of this Agreement. The representations and warranties made by the Borrower in this Agreement and in each other Loan Document shall survive the execution and delivery of this Agreement and each such other Loan Document.

	SECTION 10.6	Severability.  Any provision of this Agreement  or
any other Loan Document which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or such Loan Document or affecting the validity or enforceability of such provision in any other jurisdiction.

	SECTION 10.7	Headings; Interpretation.  The various headings of
this Agreement and of each other Loan Document are inserted for convenience only and shall not affect the meaning or interpretation of this Agreement or such Loan Document or any provisions hereof or thereof. "Hereof", "hereto", "hereunder" and similar terms refer to this Agreement and not to any particular Section or provision of this Agreement. "Including" means including without limiting the generality of any description preceding such term.

	SECTION 10.8	Counterparts, Effectiveness, etc.  This Agreement
may be executed by the parties hereto in several counterparts, each of which shall be deemed to be an original and all of which shall constitute together but one and the same agreement and all signatures need not appear on any one counterpart.

	SECTION 10.9	Governing Law; Entire Agreement.  This Agreement
and the Notes shall each be deemed to be a contract made under and governed by the internal laws of the State of Illinois (without regard to any conflicts of law rules thereof which might apply the laws of any other jurisdiction). This Agreement, the Notes and the other Loan Documents constitute the entire understanding among the parties hereto with respect to the subject matter hereof and supersede any prior agreements, written or oral, with respect thereto.

	SECTION 10.10	Successors and Assigns; Participations.

	(a)	This Agreement shall be binding upon and shall inure to the
benefit of the parties hereto and their respective successors and assigns; provided, however, that the Borrower may not assign or transfer its rights or obligations hereunder without the prior written consent of the Agent and the Banks; and provided further that the right of each Bank to sell, assign or transfer the Loan is subject to the following provisions.

	(b)	Each Bank shall have the right at any time to sell, assign or transfer all or any part of the Loan (an "Assignment") with the prior consent of the Agent and Borrower (which shall not be unreasonably withheld) to any other commercial bank or other financial institution provided that (i) the amount of the Loan subject to an Assignment shall be in a minimum aggregate principal amount of $5,000,000, (ii) the parties to each such Assignment shall execute and deliver to the Agent an Assignment and Acceptance, together with the Note or Notes subject to such assignment, and (iii) to the extent permitted by applicable law or regulation, Sanwa shall use its best efforts to retain at least 51% of the Loan. From and after the effective date of an Assignment, the assignee under any Assignment shall have, to the extent of the Assignment, the rights, benefits and obligations of a Bank hereunder and for all relevant purposes of this Agreement, the Note or any other Loan Document, and such assignee shall be deemed a "Bank", provided, however, that the Borrower and the Agent shall be entitled to continue to deal solely and directly with the assigning Bank in connection with the interests so assigned until written notice of the Assignment, together with the addresses and related information with respect to the assignee shall have been given to the Borrower and the Agent. Upon the consummation of any Assignment to a purchaser pursuant to this Section
10.10, the Agent, the Bank and the Borrower shall make appropriate arrangements so that replacement Notes are issued in accordance with
Section 3.1(b) of this Agreement. The Borrower shall not be liable to the Agent or the Banks for any costs incurred in connection with effecting an Assignment.

	(c)	Each Bank may also grant participations in all or any part
of the Loan and other rights under this Agreement and the other Loan Documents to any other commercial bank or other financial institution but only so long as

    (i)	no holder of any such participation, other than an
Affiliate of the Bank, shall be entitled to require the Agent or the Bank to take or omit to take any action hereunder, except that the Bank may agree with such participant that the Bank will not, without such participant's consent, take any action which would extend any termination or maturity of the Loan, or extend the due date for or reduce the amount of, any payment of principal of, or rate of interest on the Loan or any fees accruing hereunder; and

   (ii)	the Bank shall not, as between the Borrower and the
Bank, be relieved of any of its obligations hereunder as a result of any such granting of a participation.

	(d)	Without limiting the generality of any other provision of
this Agreement, the Borrower hereby acknowledges and agrees that each

Bank and any assignee, transferee, or participant, as the case may be, of a Bank shall be entitled to the benefits of Sections 3.7, 3.8, 4.1, 4.2, 10.3, and 10.4 and rely on, and possess all rights under, any opinions, certificates, or other Instruments delivered under or in connection with this Agreement or any other Loan Document.

	The Borrower shall not be deemed to have unreasonably withheld its consent to any proposed Assignment if immediately thereafter the assignee would be affected by Sections 4.1 or 4.2, or would be entitled to reimbursement under Section 3.8, Section 4.1 or Section 4.2 unless immediately prior thereto the Bank proposing the assignment was so affected or entitled to such reimbursement to the same or greater extent.

	SECTION 10.11	Consent to Jurisdiction and Service of
Process. Any judicial proceedings brought against the Borrower with respect to this Agreement or the Notes may be brought in any state or federal court of competent jurisdiction in the State of Illinois and by the execution and delivery of this Agreement the Borrower accepts the nonexclusive jurisdiction of the aforesaid courts. Service of process may be made by any means authorized by federal law or the law of Illinois. A copy of any such process so served shall be mailed by registered mail to the Borrower at its address set forth below its signature hereto or at such other address as may be designated by the Borrower in a notice to the Bank. Nothing herein shall limit the right of the Bank to bring proceedings against the Borrower in the courts of any other jurisdiction.

	SECTION 10.12	Confidentiality of Information.  Each Bank
understands that some of the information furnished to the Agent or the Bank or otherwise pursuant hereto may be received by it prior to the time that such information shall have been made public. The Agent and each Bank agree to keep confidential all information furnished to it and designated by the Borrower as non-public and will not disclose to other Persons such information until such information shall have become public; provided, however that the Agent or any Bank may disclose such information (i) to the extent required by law or pursuant to subpoenas or other court order or legal process (provided that, to the extent practicable, the disclosing party shall give the Borrower advance notice of such disclosure and the Borrower shall be permitted, at the Borrower's sole cost and expense, to resist such disclosure by appropriate legal proceedings), (ii) to governmental agencies, bank examiners and regulatory bodies having jurisdiction over it, to the extent such disclosure is required or requested, (iii) to the Agent's or the Bank's auditors, accountants or attorneys (provided that the Agent or the Bank, shall advise such persons of the confidential nature of such information), (iv) to any potential assignee or participant in the Loan which has agreed to be bound by the provisions of this Section 10.12 (provided, that no such disclosure shall be made pursuant to this clause (iv) to any potential assignee or participant which is actually known by the disclosing Bank to be engaged, or whose Affiliates are known by the disclosing Bank to be engaged, in a material respect in one of the same lines of business as the Borrower or its Subsidiaries, other than the business of providing financing or the leasing business) and (v) in connection with any litigation or other proceeding to enforce this Agreement, to the extent reasonably necessary. The furnishing of information to any third party pursuant to the foregoing exceptions shall not relieve the Agent or any Bank from its confidentiality obligation with respect to subsequent use by the Agent or such Bank of that or any other information.

	IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their respective officers hereunto duly authorized as of the day and year first above written.

	CRAY RESEARCH, INC.


	By                      /s/  William Gacki

	Name Printed:           William Gacki
	Title:                  Treasurer

	By                      /s/  John Carlson
	Name Printed:           John Carlson
	Title:                  Chairman and C.E.O.

	Address: 655A Lone Oak Drive
	         Eagan, Minnesota  55121

	Attention:  Chief Financial Officer
	Facsimile:  (612) 683-7296

	With a copy to:	1440 Northland Drive
				Mendota Heights, MN 55120
			Attention:  Assistant Treasurer


	THE SANWA BANK LIMITED, Individually
and as Agent for the Banks

	By                   /s/  A. Ogawa

	Name Printed:        A. Ogawa
	Title:               Assistant General Manager

	Address:  10 South Wacker Drive
	          31st Floor
	          Chicago, IL  60606

	Attention:  Jose Moreno
	Facsimile:  (312) 346-6677

EXHIBIT A

TERM NOTE (INSTALLMENTS)

$20,000,000						Dated:  April 8, 1994

	FOR VALUE RECEIVED, the undersigned, Cray Research, Inc., a Delaware corporation (the "Borrower"), HEREBY PROMISES TO PAY to the order of The Sanwa Bank Limited, acting through its Chicago Branch ("Sanwa") located at 10 South Wacker - 31st Floor, Chicago, Illinois 60606, the principal sum of TWENTY MILLION DOLLARS ($20,000,000) loaned by Sanwa to the Borrower pursuant to the Term Loan Agreement dated as of April 8, 1994 between the Borrower, various financial institutions party thereto, as Banks, including Sanwa, in its individual corporate capacity and Sanwa, as Agent for the Banks (the "Loan Agreement"), in installments on the dates and in the amounts as set forth in the Loan Agreement; provided, however, that the last such payment shall be in the amount necessary to repay in full the unpaid principal amount hereof and shall be made no later than April 8, 1998; together with interest on the principal amount remaining unpaid hereunder from time to time outstanding from the date hereof until such principal amount is paid in full. Prior to maturity, the unpaid principal amount hereof shall bear interest at a rate per annum determined in accordance with the relevant provisions of Article III of the Loan Agreement. After maturity, whether by acceleration or otherwise, any amount of principal hereof which is not paid when due shall bear interest and, to the extent permitted by law, overdue interest in respect of such principal amount shall bear interest (including post-petition interest in any proceeding under any bankruptcy law), at the rate set forth in Section 3.4 of the Loan Agreement. Prior to maturity, whether by acceleration or otherwise, accrued interest in respect of the Loan shall be payable at such times as set forth in
Section 3.5 of the Loan Agreement and at maturity, whether by acceleration or otherwise, commencing with the first of such dates to occur after the date of this Note. After maturity, whether by acceleration or otherwise, accrued interest shall be payable upon demand. Interest shall be computed on the basis set forth in Section 3.6 of the Loan Agreement. Both principal and interest are payable in lawful money of the United States of America to the Bank in immediately available funds without offset, counter-claim, deduction or withholding of any nature.

	This Note is the Note referred to in, and is entitled to the benefits of, the Loan Agreement. The Loan Agreement, among other things, contains provisions for acceleration of the maturity hereof upon the happening of certain stated events.

	The Borrower hereby waives presentment, demand, protest or notice of any kind in connection with this Note except as presentment, demand, protest or notice may be required by the Loan Agreement.

	This Note shall be governed by the internal laws of the State of Illinois (without regard to any conflicts of law rules thereof which might apply the laws of any other jurisdiction).

							CRAY RESEARCH, INC.

							By    /s/  William Gacki

							Name Printed:  William Gacki
							Title:  Treasurer

EXHIBIT B

ASSIGNMENT AND ACCEPTANCE


Dated __________, 19__


	Reference is made to the Term Loan Agreement dated as of April 8, 1994 (the "Loan Agreement") among Cray Research, Inc. a Delaware corporation (the "Borrower"), the Banks (as defined in the Loan Agreement) and The Sanwa Bank Limited, as Agent (the "Agent"). Terms defined in the Loan Agreement are used herein with the same meanings.

	_____________________ (the "Assignor") and _______________ (the
"Assignee") agree as follows:

		 The Assignor hereby sells and assigns, without recourse, to the Assignee, and the Assignee hereby purchases and assumes, without recourse, from the Assignor, effective as of the Effective Date (defined below), that interest in the Assignor's rights and obligations under the Loan Agreement as of the Effective Date which represents the percentage interest specified on
Schedule 1 of all of the Assignor's rights and obligations under the Loan Agreement as of the Effective Date, including without limitation, the Assignor's interest in the Loan which is outstanding on the Effective Date, together with the unpaid interest accrued on the assigned Loan to the Effective Date. From and after the Effective Date, the Assignee's percentage interest in the Loan will be as set forth in Section 2 of Schedule 1.

	   The Assignor (i) represents and warrants that it is the legal and beneficial owner of the interest being assigned by it hereunder, that such interest is free and clear of any adverse claim and that its interest in the Loan, without giving effect to assignments thereof which have not become effective, are as set forth in Schedule 1 hereto; (ii) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Loan Agreement or with respect to the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Loan Agreement, any Loan Document or any other instrument or document furnished pursuant thereto; and (iii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Borrower or any Subsidiary or the performance or observance by the Borrower or any Subsidiary of any of its obligations under the Loan Agreement, any Loan Document or any other instrument or document furnished pursuant thereto.

		The Assignee appoints and authorizes the Agent to take such action on its behalf and to exercise such powers under the Loan Agreement as are delegated to the Agent by the terms thereof and agrees to perform in accordance with their terms, all the obligations which by the terms of the Loan Agreement are required to be performed by it as a Bank. Without limiting the provisions of Article IX of the Loan Agreement, the Assignee (i) represents and warrants that it is legally authorized to enter into this Assignment and Acceptance; (ii) confirms that is has received a copy of the

Loan Agreement, together with copies of the financial statements referred to in Section 7.1.1 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; [and] (iii) agrees that it will independently and without reliance upon the Agent, the Assignor or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Agreement; [and (iv) attaches the forms prescribed by the Internal Revenue Service of the United States certifying as to the Assignee's status for purposes of determining exemption from United States withholding taxes with respect to all payments to be made to the Assignee under the Loan Agreement or such other documents as are necessary to indicate that all such payments are exempt from United States withholding tax].{1}

		Following the execution of this Assignment and Acceptance by the Assignor and the Assignee, it will be delivered to the Agent for acceptance by the Borrower and the Agent and for recording by the Agent. The effective date of this Assignment and Acceptance shall be the date of acceptance thereof by the Agent, unless a later date is otherwise specified on Schedule 1 hereto
(the "Effective Date").

		As of the Effective Date, (i) the Assignee shall be a party to the Loan Agreement and, to the extent provided in this Assignment and Acceptance, have the rights and obligations of a Bank thereunder, and (ii) the Assignor shall, to the extent provided in this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Loan Agreement.

		From and after the Effective Date, the Agent shall make all payments under the Loan Agreement in respect of the interest assigned hereby (including, without limitation, all payments of principal, interest and fees with respect thereto) to the Assignee. The Assignor and Assignee shall make all appropriate adjustments in payments under the Loan Agreement for periods prior to the Effective Date directly between themselves.

		The Assignee agrees to indemnify and hold the Assignor harmless against any and all losses, costs and expenses (including, without limitation, reasonable attorneys' fees) and liabilities incurred by the Assignor in connection with or arising in any manner from the Assignee's performance or non-performance of obligations assumed under this Assignment and Acceptance.

		This Assignment and Acceptance shall be governed by the internal laws of the State of Illinois (without regard to any conflicts of law rules thereof which might apply the laws of any other jurisdiction).

	IN WITNESS WHEREOF, the parties hereto have caused this Assignment and Acceptance to be executed by their respective officers thereunto duly authorized, as of the date first above written.

The terms set forth above
and on Schedule 1 hereto
are hereby agreed to:



_________________________,	 		________________________,
as Assignor						as Assignee

By: _____________________			By: _____________________




THE SANWA BANK LIMITED,				CRAY RESEARCH, INC.
As Agent							As Borrower

By: _____________________	      	By:______________________

Schedule 1
to
Assignment and Acceptance
Dated        , 19

Section 1.

	Percentage Interest of Assignor's rights assigned:     %

Section 2.

Assignee's percentage interest in the Loan from
	  and after Effective Date:     %

Section 3.

	Aggregate Outstanding Principal
	  Amount of Loan owing to the Assignee from and after the Effective Date$

Section 4.

	Effective Date{1} :              , 19

EXHIBIT C


[Letterhead of Doherty, Rumble & Butler]


April 8, 1994


To the Banks and The Agent
  Referred to Below
c/o The Sanwa Bank Limited
10 South Wacker - 31st Flr.
Chicago, Illinois 60606

		Re:US $20,000,000 Term Loan Agreement for Cray
			Research, Inc.

Ladies and Gentlemen:

	We have acted as counsel for Cray Research, Inc. (the "Borrower"), a corporation organized under the laws of the State of Delaware, in connection with the Term Loan Agreement (the "Loan Agreement"), dated as of April 8, 1994, among the Borrower, The Sanwa Bank Limited, a Japanese bank, acting through its Chicago Branch, in its individual corporate capacity ("Sanwa"), and such other banks or financial institutions which join the Loan Agreement from time to time in accordance with the provisions thereof (Sanwa and such other banks being the "Banks") and Sanwa as Agent for the Banks (in such capacity, the "Agent"). This opinion letter is delivered pursuant to Section
5.1.3 of the Loan Agreement. Capitalized terms used but not defined herein have the meanings given such terms in the Loan Agreement.

	In connection with this opinion, we have examined originals (or copies identified to our satisfaction) of:

	(1) the following, collectively called the "Loan Documents":

		(a)the Loan Agreement; and

		(b)the Note dated April 8, 1994 (the "Note") made by the Borrower pursuant to the Loan Agreement to the order of the bank.

	In rendering the opinions expressed below, we have assumed, without independent investigation, that the Agent and the Banks have full power and authority to execute, deliver and perform their respective obligations under the Loan Agreement, and the Loan Agreement has been, and the Notes when issued for value will be, duly authorized by all necessary corporate or other action on the part of the Agent and the Banks, duly executed by the Agent and the Banks and duly delivered by the Agent and the Banks.

	Based upon the foregoing and upon such investigations of law as we have deemed appropriate, and subject to the preceding assumptions and to the exceptions and qualifications set forth below, it is our opinion that, as the date hereof:

	1. The Borrower (a) is a corporation validly organized and existing and in good standing under the laws of the State of Delaware, (b) is duly qualified to do business and in good standing as a foreign corporation in each jurisdiction where the nature of its business makes such qualification necessary and where the failure to so qualify would have a Materially Adverse Effect and (c) has full corporate power and authority to own and hold under lease its property and conduct its business substantially as presently conducted by it. The Borrower has the corporate power and authority to execute and deliver, and to perform its obligations under, each Loan Document.

	2. The execution and delivery by the Borrower of the Loan Agreement, the Note and each other Loan Document executed by it and the performance by the Borrower of its obligations thereunder (a) have been duly authorized by all necessary corporate action, (b) do not require any Approval, (c) do not and will not conflict with, result in any violation of, or constitute any default under, any Organizational Document or material Contractual Obligation of the Borrower or any Subsidiary or any present law or governmental regulation or court decree or order applicable to it and will not result in or require the creation or imposition of any Lien on any of their properties pursuant to the provisions of any Contractual
Obligation.

	3. The Loan Agreement and the Note have been duly executed and delivered by the Borrower. The Loan Agreement and the Note are, and each Loan Document executed by the Borrower will be, on the other execution and delivery thereof, the legal, valid and binding obligation of the Borrower enforceable against the Borrower in accordance with the terms thereof, subject, as to enforcement, only to bankruptcy, insolvency, reorganization, moratorium or other similar laws at the time in effect affecting the enforceability of the rights of creditors generally and by general equitable principles.

	4. There are no pending or, to our knowledge, threatened actions or proceedings against the Borrower or any of its Subsidiaries before any court, governmental agency or arbitrator which purport to affect the legality, validity, binding effect or enforceability of the Loan Agreement or the Note or which, if adversely determined, would reasonably be expected to have a Materially Adverse Effect.

	5. The Borrower is not an "investment company" under the Investment Company Act of 1940, as amended.

	No opinion is expressed herein as to any laws other than the laws of the State of Minnesota and the State of Delaware and the federal laws of the United States.

	This opinion is intended solely for your benefit, as Agent, and for the benefit of the Banks, and may not be relied upon by any other person. This opinion may not be transmitted to any other person or quoted or referred to in any public document or filed with any government agency or other person or used or otherwise disclosed without our prior written consent.

Sincerely,

/s/ Ronald D. McFall

FOOTNOTES********************************

{1}	If the Assignee is organized under the laws of a jurisdiction outside the United States.

{1}	This date should be no earlier than the date of acceptance by the Agent.