Form 10-Q
period 1994-09-30
CRAY RESEARCH INC
filed 1994-11-14
CIK 25506

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549


FORM 10-Q


	[X]	Quarterly Report Pursuant to Section 13 or 15(d) of
		The Securities Exchange Act of 1934

		or

	[ ]	Transition Report Pursuant to Section 13 or 15(d) of
		The Securities Exchange Act of 1934




	For the quarter ended:	Commission file number:
	September 30, 1994	1-8028



CRAY RESEARCH, INC.
(Exact name of Registrant as specified in its charter)


	Delaware	39-1161138
	(State of Incorporation)	(I.R.S Employer Identification No.)

655A Lone Oak Drive
Eagan, MN  55121
(Address of principal executive offices)

Telephone Number:  (612) 683-7100



	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
the filing requirements for at least the past 90 days.	  YES-X     NO



	As of October 31, 1994, 25,664,796 shares of the Registrant's Common Stock were outstanding.

	CRAY RESEARCH, INC. and SUBSIDIARIES

	FORM 10-Q

	September 30, 1994



	I N D E X


			Page
			------
Part I - Financial Information:

	Consolidated Statements of Operations-
		Three and nine months ended September 30, 1994 and 1993	1

	Consolidated Balance Sheets -
		September 30, 1994 and December 31, 1993	                  2

	Consolidated Statements of Cash Flows -
		Nine months ended September 30, 1994 and 1993	            3

	Notes to Consolidated Financial Statements	                  4

	Financial Review	                                                6


Part II - Other Information	                                         11


Signatures	                                                           12


Exhibit Index	                                                     13

CRAY RESEARCH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

                                Three Months Ended        Nine Months Ended
                                   September 30             September 30
                              ----------------------   ----------------------
                                 1994        1993         1994        1993
                              ----------  ----------   ----------  ----------
                                   (In thousands, except per share data)
Revenue:
 Sales                         $ 165,767   $ 147,899    $ 526,342   $ 427,426
 Leased systems                    5,741       5,670       15,934      18,580
 Service fees                     48,351      48,406      142,266     146,236
- ----------------------------   ---------   ---------    ---------   ---------
  Total revenue                  219,859     201,975      684,542     592,242
- ----------------------------   ---------   ---------    ---------   ---------

Cost of revenue:
 Cost of sales                    83,034      75,153      270,879     211,507
 Cost of leased systems            4,537       3,288       10,338      10,207
 Cost of services                 36,012      35,695      110,721     107,364
- ----------------------------   ---------   ---------    ---------   ---------
  Total cost of revenue          123,583     114,136      391,938     329,078
- ----------------------------   ---------   ---------    ---------   ---------

Gross profit                      96,276      87,839      292,604     263,164
- ----------------------------   ---------   ---------    ---------   ---------

Operating expenses:
 Development and engineering      34,793      33,610      108,921     102,853
 Marketing                        33,743      29,007      101,981      90,380
 General and administrative        5,987       5,649       18,080      17,538
- ----------------------------   ---------   ---------    ---------   ---------
  Total operating expenses        74,523      68,266      228,982     210,771
- ----------------------------   ---------   ---------    ---------   ---------
Operating income                  21,753      19,573       63,622      52,393

 Other income (expense), net         147         (96)       1,309      (1,708)
- ----------------------------   ---------   ---------    ---------   ---------
Earnings before taxes             21,900      19,477       64,931      50,685
 Income tax expense               (5,858)     (4,213)     (18,733)    (14,156)
- ----------------------------   ---------   ---------    ---------   ---------
Net earnings                   $  16,042   $  15,264    $  46,198   $  36,529
- ----------------------------   =========   =========    =========   =========
Earnings per common and
 common equivalent share       $    0.62   $     .58    $    1.78   $    1.40
- ----------------------------   =========   =========    =========   =========

Average number of common and
 common equivalent shares
 outstanding                      25,725      26,258       25,884      26,094
- ----------------------------   =========   =========    =========    =========


See accompanying notes to consolidated financial statements.

CRAY RESEARCH, INC. and SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                              September 30     December 31
                                                  1994            1993
                                              ------------    ------------
                                                          (In thousands)
Assets
- -------------------------------------------
Current assets:
 Cash and equivalents                           $   11,785      $   78,373
 Receivables                                       244,612         186,852
 Inventories                                       292,843         315,100
 Other current assets                               47,235          46,988
- -------------------------------------------     ----------      ----------
  Total current assets                             596,475         627,313

Long-term receivables                               27,253          10,593

Leased systems and spares, net                      98,864          99,859

Property, plant and equipment, net                 225,345         225,649

Investments and other assets                       187,747         206,354
- -------------------------------------------     ----------      ----------
                                                $1,135,684      $1,169,768
                                                ==========      ==========
Liabilities and Stockholders' Equity
- -------------------------------------------
Current liabilities:
 Current installments of long-term debt         $    7,201      $    2,216
 Accounts payable                                   20,219          41,679
 Accrued expenses                                   96,406         109,300
 Income taxes payable                               19,095          30,422
 Deferred income and customer advances              62,953          88,346
- -------------------------------------------     ----------      ----------
  Total current liabilities                        205,874         271,963
- -------------------------------------------     ----------      ----------

Long-term debt, excluding
 current installments                               97,000         105,478

Other long-term obligations                         10,565          12,986

Stockholders' equity:
 Common stock                                       31,511          31,511
 Additional paid-in capital                         92,113         102,489
 Retained earnings                                 913,063         866,864
 Foreign currency translation adjustments            2,032          (3,024)
 Treasury stock, at cost                          (216,474)       (218,499)
- -------------------------------------------     ----------      ----------
  Total stockholders' equity                       822,245         779,341
- -------------------------------------------     ----------      ----------
                                                $1,135,684      $1,169,768
                                                ==========      ==========

See accompanying notes to consolidated financial statements.

CRAY RESEARCH, INC. and SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                           Nine months ended
                                                               September 30
                                                         --------------------
                                                            1994       1993
                                                         ---------  ---------
                                                            (In thousands)
Cash flows provided by operations                        $  10,569  $ 105,168
- -----------------------------------------------------    ---------  ---------

Cash flows provided by (used in) investing:
  Transfers from (to) long-term investments                 15,000    (75,000)
  Expenditures for leased systems and spares               (27,519)   (26,871)
  Expenditures for property, plant and equipment           (56,624)   (33,429)
  Other, net                                                (2,117)     2,273
- -----------------------------------------------------    ---------  ---------
   Total cash flows used in investing                      (71,260)  (133,027)
- -----------------------------------------------------    ---------  ---------

Cash flows provided by (used in) financing:
  Proceeds from borrowings                                  28,833      4,164
  Proceeds from the sale of common stock to employees        7,277      5,330
  Repayments of debt                                       (29,796)    (8,663)
  Repurchases of common stock                              (15,628)         -
- -----------------------------------------------------    ---------  ---------
   Total cash flows provided by (used in) financing         (9,314)       831
- -----------------------------------------------------    ---------  ---------

Effect of exchange rate changes                              3,417     (1,477)
- -----------------------------------------------------    ---------  ---------

Increase (decrease) in cash and equivalents                (66,588)   (28,505)

Cash and equivalents at beginning of period                 78,373     54,953
- -----------------------------------------------------    ---------  ---------

Cash and equivalents at end of period                    $  11,785  $  26,448
- -----------------------------------------------------    =========   =========

See accompanying notes to consolidated financial statements.

CRAY RESEARCH, INC. and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


(1)In the opinion of management, the accompanying consolidated financial statements reflect all adjustments considered necessary for a fair presentation. These adjustments consist only of normal recurring items. For further information, refer to the financial statements and footnotes included or incorporated by reference in the Company's
Annual Report on Form 10-K for the year ended December 31, 1993.


(2)Operating results for the nine months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.


(3)On April 8, 1994, the Company repurchased on the open market a portion of its 6 1/8% Convertible Subordinated Debentures with a face value of $23.0 million for a purchase price of $20.4 million. The repurchase resulted in a gain of $2.6 million which was recorded as other income and satisfied the first four required sinking fund payments of $5,750,000 each year, originally scheduled for 1997 to 2000. Remaining annual sinking fund payments of $5,750,000 each are scheduled from 2001 to 2010 with a maturity payment of $24,500,000 in 2011.

The Company took out a new four year $20 million term debt to fund the debenture repurchase. The fixed borrowing rate is 6.72% and interest payments are due semi-annually in arrears on each October 8 and April 8. Annual principal installments of $5,000,000 are due April 8, 1995 to April 8, 1998.


(4)The Company's unused, unsecured $75,000,000 revolving credit agreement with an initial term of three years expiring on April 30, 1995 has been extended to June 30, 1997.


(5)On September 15, 1994 the Company acquired Savant Systems,
Incorporated, a consulting firm, for $4,250,000. The acquisition was accounted for as a purchase, and did not have a material impact on consolidated results of operations.


(6)On October 19, 1994, the Company acquired Minnesota Supercomputer Center for $11.4 million, which approximates the fair value of the identifiable net assets acquired. The acquisition will be accounted for as a purchase in the fourth quarter.

CRAY RESEARCH, INC and SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

(7)  Selected consolidated financial statement details (in thousands):

                                                   September 30   December 31
                                                       1994          1993
                                                   ------------   ------------
Inventories:
Components and subassemblies                        $  108,797     $   89,421
Systems in process                                     103,992        148,772
Finished goods                                          80,054         76,907
                                                    ----------     ----------
                                                    $  292,843     $  315,100
                                                    ==========     ==========

Leased systems and spares:
Cost                                                $  301,449     $  288,706
Accumulated depreciation
and amortization                                      (202,585)      (188,847)
                                                     ----------     ----------
                                                    $   98,864     $   99,859
                                                    ===========    ===========

Property, plant and equipment
Cost:                                                 $527,202       $498,011
Accumulated depreciation and amortization             (301,857)      (272,362)
                                                    -----------    ----------
                                                      $225,345       $225,649
                                                    ===========    ===========


                                     Three months ended      Nine months ended
                                        September  30          September 30
                                     ------------------     ------------------
                                       1994       1993        1994       1993
                                     -------    -------     -------    -------
     Other income (expense), net:
       Interest income              $ 2,502    $ 2,777     $ 7,169    $ 6,919
       Interest expense              (2,147)    (2,132)     (6,672)    (6,412)
       Other, net                      (208)      (741)        812     (2,215)
                                    -------    -------     -------    -------
                                    $   147    $   (96)    $ 1,309    $(1,708)
                                    =======    =======     =======    =======









CRAY RESEARCH, INC. and SUBSIDIARIES
FINANCIAL REVIEW

REVENUE
- -------
                                      Three Months Ended     Nine Months Ended
                                         September 30          September 30
                                      ------------------    ------------------
                                        1994      1993        1994       1993
                                      --------  --------    --------  --------
High-end systems installed:
 Parallel Vector Processing              12         14         47         38
 Massively Parallel Processing           11          1         20          1
                                      --------  --------    --------  --------
                                         23         15         67         39
                                      --------  --------    --------  --------
Low-end systems installed:
 Parallel Vector Processing              23          5         58         13
 Symmetric Multiprocessing                7          4         24          5
                                      --------  --------    --------  --------
                                         30          9         82         18
                                      --------  --------    --------  --------
Total system installations               53         24        149         57
                                      ========  ========    ========  ========

High-end systems lease-to-
 purchase conversions                     3          1          6          2
                                      ========  ========    ========  ========

   Percent of total revenue
- ------------------------------                             Change from
 Three months     Nine months                                prior year
- --------------  --------------                       -------------------------
 1994    1993    1994    1993                        Three months  Nine months
- ------  ------  ------  ------                       ------------   ----------
                                  Revenue:
75.4%   73.2%   76.9%   72.2%     Sales                 12.1%        23.1%
 2.6     2.8     2.3     3.1      Leased systems         1.3        (14.2)
22.0    24.0    20.8    24.7      Service fees          (0.1)        (2.7)
- ------  ------  ------  ------     ---------------   ------------   ----------
 100.0%  100.0%  100.0%  100.0%   Total revenue          8.9%        15.6%
======  ======  ======  ======     ===============   ============  ==========

Revenue increased $17.9 million (8.9%) to $219.9 million in the third quarter and $92.3 million (15.6%) to $684.5 million in the first nine months of 1994 relative to the comparable periods of 1993, reflecting increased sales revenues and small total dollar changes in lease revenues and service fees. At September 30, 1994, 584 systems were installed, compared to 486 a year earlier.

Sales revenue increased $17.9 million (12.1%) to $165.8 million for the quarter resulting primarily from improved sales of upgrades and peripherals, as well as increases in low-end system and used high-end system sales. Despite a substantial increase in unit volume, revenue from overall system installations was slightly down, reflecting significant declines in average selling prices. Product mix has shifted to smaller configured high-end systems and to low-end systems.

CRAY RESEARCH, INC. and SUBSIDIARIES
FINANCIAL REVIEW
 (continued)

Sales revenue of $526.3 million for the first nine months of 1994 was up $98.9 million (23.1%) over 1993. The largest sources for the increase were sales of upgrades and peripherals, and revenue from low-end system installations. High-end system revenue increased slightly. The large unit volume increase from 39 to 67 systems installed was offset by declines in average selling prices.

Leased systems revenue totalled $5.7 million in the third quarter, comparable to the prior year. Nine month lease revenues of $15.9 million were off $2.6 million (14.2%) from 1993 as a result of purchase conversions and new leases with lower monthly payments.

Service fees were flat in the third quarter at $48.4 million, and down $4.0 million (2.7%) to $142.3 million for the first nine months of the year. As new products replace old, average service revenue per installation is declining. Smaller systems result in lower monthly service fees. In addition, the new systems are more reliable, enabling the Company to offer, and more customers to accept, lower priced service options with less coverage.

The order backlog at September 30, 1994 was $177 million, compared to $197 million at the end of the second quarter and $460 million a year earlier. Backlog has been affected by a reduction in orders to $311 million from $483 million for the first nine months of 1994 compared to 1993, and the increased installation activity during the first half of 1994. The reduced order rate and backlog reflect a trend towards lengthening procurement cycles for high-end systems, and the shorter time period between order and acceptance for smaller configured high-end systems and for low-end systems, which the Company expects to continue.

GROSS PROFIT
- ------------
  Percent of related revenue                                   Change from
- ------------------------------                                  prior year
 Three months    Nine months                                  ---------------
- --------------  --------------                                Three    Nine
 1994    1993    1994    1993                                months   months
- ------  ------  ------  ------                               ------   ------
                                Gross profit percent:
49.9%   49.2%   48.5%   50.5%   Sales                        0.7%    (2.0)%
21.0    42.0    35.1    45.1    Leased systems             (21.0)   (10.0)
25.5    26.3    22.2    26.6    Service fees                (0.8)    (4.4)
- ------  ------  ------  ------   --------------------------  ------   ------
43.8%   43.5%   42.7%   44.4%  Total gross profit percent    0.3%    (1.7)%
======  ======  ======  ======   ==========================  ======  ======

The total gross profit percent was flat in the third quarter and declined
1.7 percentage points in the first nine months of 1994 compared with 1993. Sales and service margins reflect the pressures referred to in the Revenue discussion above: product mix shift to smaller systems which have lower margins; continued market pricing pressures on system sales; and lower priced service options which will not be accompanied by proportionately lower costs until the installed base becomes large enough to provide additional economies of scale. Lease margins are volatile because of the small lease base, but have very little impact on overall margins.

Downward pressure on sales and service margins is expected to continue. The Company expects the gross profit percent for the full year 1994 to remain below 1993 levels.

CRAY RESEARCH, INC. and SUBSIDIARIES
FINANCIAL REVIEW
(continued)

EXPENSES
- ---------

 Percent of total revenue                                      Change from
- ---------------------------                                     prior year
Three months    Nine months                                    ---------------
- ------------   ------------                                   Three     Nine
1994    1993   1994    1993                                   months   months
- ----    ----   ----    ----                                   ------   ------
                                Operating expenses:
15.8%   16.6%  15.9%   17.4%    Development and engineering     3.5%     5.9%
15.3    14.4   14.9    15.3     Marketing                      16.3     12.8
 2.8     2.8    2.6     2.9     General and administrative      6.0      3.1
- ----    ----   ----    ----    ----------------------------   -----    -----
33.9%   33.8%  33.4%   35.6%   Total operating expenses         9.2%     8.6%
====    ====   ====    ====    ============================   =====    =====

Total operating expenses for the third quarter and first nine months of 1994 increased about 9% over 1993. Investments are being made in the development of follow-on products to CRAY C90 and CRAY EL systems, in applications development, and in increased marketing and selling efforts for low-end products.

Other income, net, increased by $3.0 million in the first nine months of 1994, primarily as a result of a $2.6 million gain on the repurchase of $23 million of 6 1/8% Convertible Subordinated Debentures.

The effective tax rate for 1994 is 29%, compared with 28% for the first nine months of 1993. The third quarter 1994 and 1993 rates were 27% and 22%, respectively. The lower rate in the third quarter of 1993 reflected adjustments caused by the reinstatement of the Federal Research and Development tax credit.

PRODUCTION PROCESS CHANGES
- ------------------------------
As previously announced, during October 1994, the Company began to implement production process changes designed to cut production times in half and reduce the cycle time for its hardware products to 16 weeks. As a result, approximately 1,000 employees will be idle for four to eight weeks, and about 300 permanent and 80 temporary jobs are expected to be eliminated at its Chippewa Falls, Wisconsin facility. These activities are expected to result in approximately $8 million of expenses to be recorded in the fourth quarter of 1994.

ACQUISITIONS
- --------------
As part of its strategy to enter new markets, the Company in September announced the acquisition of Savant Systems, Incorporated, a consulting firm, for $4.3 million, and Minnesota Supercomputer Center for $11.4 million. (Refer to Notes 5 and 6 of Notes to Consolidated Financial Statements.) The latter acquisition will be recorded in the fourth quarter of 1994. These acquisitions are not expected to have a material impact on consolidated results of operations in 1994.

CRAY RESEARCH, INC. and SUBSIDIARIES
FINANCIAL REVIEW
(continued)

OUTLOOK
- --------
For the balance for 1994, the Company expects revenues to grow for the full year, but won't achieve its goal of 10 percent revenue growth. Net earnings for the year are expected to be slightly below 1993 results due to a previously announced charge of approximately $8 million related to the production process changes discussed above.

Operating results in 1994 are characterized by a greater focus on small configurations within the high-end and on low-end systems. The Company is achieving significant increases in unit counts and new customers, but with lower average selling prices with accompanying lower gross margins. These trends are expected to continue. In 1995, the Company expects to install more systems in the technical simulation market than in 1994, but at lower average system prices, resulting in lower revenues from this market. The Company anticipates volume and revenue growth in the commercial simulation market in 1995, but not enough to increase total consolidated revenues.

At the same time, 1995 will be a product transition year. At the high-end, the Triton, the follow-on to the CRAY C90, will not be available in volume until the second half of the year; at the low-end, there will be a transition during the first half of the year from the CRAY EL to its follow-on, the J90. As a result, there will be a significant downward pressure on financial results in 1995, especially in the first half of the year. Results are expected to improve in the second half of 1995 compared with the first half, but annual consolidated revenues, margins and earnings are expected to decline relative to 1994.

CRAY RESEARCH, INC. and SUBSIDIARIES
FINANCIAL REVIEW
(continued)

FINANCIAL CONDITION
- ----------------------
The Company used $81.6 million of cash during the first nine months of 1994, versus producing cash totalling $46.5 million in the same period in 1993. The biggest factors in the change were a reduction in cash flows from operations from $105.2 million to $10.6 million, a $23.2 million increase in capital expenditures, and $15.6 million of repurchases of common stock. Accounts receivable increased from $180.1 million at September 30, 1993 to $244.6 million at September 30, 1994, reflecting a concentration of system acceptances late in the third quarter in 1994. In addition, customer advances had a significant impact on cash from operations; during 1994, advances decreased by $25.4 million, whereas 1993 cash flows benefitted from a $53.5 million increase in advances.

Capital expenditures increased from $33.4 million in the first nine months of 1993 to $56.6 million in 1994. Manufacturing and data equipment purchases were largely responsible for the planned increase.

The Company expects to generate positive cash flow in the fourth quarter. For the full year, investing and financing activities may use slightly more cash than will be generated by operations. At September 30, 1994, the Company had $146.8 million in total cash and investments, as well as an unused, unsecured $75 million line of credit. The Company believes its liquidity and financial flexibility remain adequate to meet its requirements.

CRAY RESEARCH, INC. and SUBSIDIARIES
PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)	Exhibits

	(11)	Computation of Earnings Per Share.

      (27)  Financial Data Schedule.


(b)No reports on Form 8-K were filed during the quarter ended September
30, 1994.

                             SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


























		CRAY RESEARCH, INC.


Date   NOVEMBER 11, 1994         by /s/  Michael J. Lindseth
- ------------------------		---------------------------------
						Michael J. Lindseth
						Chief Financial Officer
						(Principal Financial Officer)



Date   NOVEMBER 11, 1994         by /s/  Charles T. Roehrick
- ------------------------		---------------------------------
						Charles T. Roehrick
						Corporate Controller
						(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CRAY RESEARCH, INC. AND SUBSIDIARIES ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994:

(11)	Computation of Earnings Per Share.


(27)  Financial Data Schedule.

                 Computation of Earnings per Share            Exhibit 11
                CRAY RESEARCH, INC. and SUBSIDIARIES         ----------


                                  Three Months Ended      Nine Months Ended
                                     September 30           September 30
                                 ---------------------  ---------------------
                                   1994       1993        1994       1993
                                 ---------- ----------  ---------- ----------
                                    (In thousands, except per share data)
PRIMARY EARNINGS PER SHARE
- -------------------------------
(Comp for Consol Stmts
of Operations)

Net earnings                      $16,042    $15,264     $46,198     $36,529
Net earnings effect of interest
 on 6 1/8% Convertible Debentures       -(1)       -(1)        -(1)       -(1)
- ------------------------------    -------     -------     -------    -------
Net earnings for common and
 common equivalent shares         $16,042    $15,264     $46,198     $36,529
- --------------------------------  -------    -------     -------     -------

Wtd ave no of common shares
 outstanding during the period     25,723     26,258      25,879     26,093
Com stock equiv stock options           2          -           5          1
Common stock equivalents-
 convertible debentures                 -(1)       -(1)        -(1)       -(1)
- --------------------------------  -------    -------     -------     -------
Total wtd ave no of common
 and com equiv shrs o/s            25,725     26,258      25,884      26,094
- --------------------------------  -------    -------     -------     -------

Earnings per common and common
 equivalent share                 $  0.62    $  0.58    $  1.78     $  1.40
- --------------------------------  =======    =======    =======     =======


FULLY DILUTED EARNINGS PER SHARE
- --------------------------------
Net earnings per prim comp above  $16,042    $15,264    $46,198     $36,529
- --------------------------------  -------    -------     -------    -------

Wtd ave no of common shares o/s,
 as adjusted per primary
 computation above                 25,725     26,258      25,884     26,094
Additional dilutive effect of
 outstanding stock options              -          -           -          -
- --------------------------------  -------    -------     -------     -------
Total wtd ave no of common
 and common equiv shrs o/s         25,725     26,258      25,884     26,094
- --------------------------------  -------    -------     -------     -------

Earnings per common and common
 equivalent share, assuming
 full dilution                    $  0.62    $  0.58      $ 1.78      $  1.40
- -------------------------------   =======    ========     =======     =======

(1)The effect of the convertible debentures on earnings per share is anti-dilutive as of September 30, 1994 and 1993 and is excluded from the calculation.