Form 10-K405
CRAY RESEARCH INC
filed 1995-03-31
CIK 25506

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

            /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 1994

                                       OR
           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                            ------------------------

                                COMMISSION FILE
                                   NO. 1-8028
                            ------------------------

                              CRAY RESEARCH, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                Delaware                                39-1161138
        (STATE OF INCORPORATION)           (I.R.S. EMPLOYER IDENTIFICATION NO.)
          655A Lone Oak Drive
         Eagan, Minnesota 55121                       (612) 452-6650
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (REGISTRANT'S TELEPHONE NUMBER)

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS:          NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Stock, $1.00 par value......  New York Stock Exchange,
                                     Boston Stock Exchange, Chicago Stock
                                     Exchange,
                                     Pacific Stock Exchange, Philadelphia Stock
                                     Exchange
6 1/8% Convertible Subordinated
 Debentures due 2011...............  New York Stock Exchange
Common Share Purchase Rights.......  New York Stock Exchange

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

                              Yes /X/       No / /

    As of February 28, 1995, 25,381,000 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Registrant's voting shares held by non-affiliates (based upon the closing price therefor on the New York Stock Exchange on said date) was approximately $425,971,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's 1994 Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference into Parts I and II. Portions of the Registrant's definitive Proxy Statement for the 1995 Annual Meeting of Stockholders to be held on May 16, 1995 are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1 -- BUSINESS

    Cray Research, Inc. (the Company) was incorporated in 1972 as a Delaware corporation. Its principal corporate and administrative offices are located at 655A Lone Oak Drive, Eagan, Minnesota 55121 (telephone (612) 452-6650).

    The  Company's  mission  is  to  provide  leading  supercomputing  tools and services to help solve its customers' most challenging problems. The computational tools created by the Company consist of high-performance computing systems and related software and are used primarily by scientists and engineers to perform computational research. Computational research, the mathematical modeling and simulation of physical and other quantifiable phenomena, allows researchers to investigate areas that are physically impossible or too time-consuming, dangerous, or expensive to study in any other way. The Company's computational tools are used by scientists and engineers in many commercial industries including aerospace, automotive, chemical/pharmaceutical and petroleum, as well as in many public and private research centers, such as government and environmental science organizations and universities.

    With the  introduction of  the  CRAY Superserver  6400 series,  the  Company
entered   the   commercial  market   with   customers  in   financial  services,
telecommunication, transportation and manufacturing industries.

    The Company's services include product maintenance, consulting and technical
support  and  providing  high  performance  computing  capability  through   the
Company's wholly-owned subsidiary, Minnesota Supercomputer Center, Inc.

SEGMENT DATA

    The Company currently operates in the high-performance segment of the computer industry.

PRODUCTS AND SERVICES

    The Company's products consist primarily of the CRAY C90 series and its follow-on, the CRAY T90 series of high-end parallel vector processor (PVP) supercomputer systems; the CRAY EL series and the follow-on J90 series of lower-priced PVP supercomputer systems; the CRAY T3D series of massively parallel processor (MPP) supercomputer systems; the CRAY Superserver 6400 series of symmetric multiprocessor (SMP) systems; and associated software, peripherals and support.

    SUPERCOMPUTER SYSTEMS. The Company's supercomputer systems offer multiple central processing unit (CPU) configurations that operate independently on separate jobs or in combination on a single job.

    In 1994, the CRAY EL94 system was announced as the newest member of the Company's entry-level products. The CRAY J90 series, follow-on to the CRAY EL series, was introduced in September 1994 and subsequently enhanced in early 1995. It is currently offered in configurations of four to thirty-two CPU's ranging in price from $220,000 to $2.7 million and began shipping in early 1995.

    The CRAY C90 series of supercomputer systems was first introduced in late 1991. At the time of its introduction, the CRAY C90 system was available in configurations of between eight and sixteen CPU's. In March 1993, the Company announced the availability of the CRAY C90 system in smaller, lower-priced configurations and expanded memory. The CRAY T90 series of supercomputer systems, the Company's largest and most powerful supercomputer, was officially launched in February 1995 as the follow-on to the CRAY C90 series. There had been some preliminary sales activity prior to the product's formal announcement. At the time of its introduction, the CRAY T90 system was offered in configurations ranging from one to 32 CPU's ranging in price from $2.5 million up to $35 million per system with general availability scheduled for the second half of 1995.

    The CRAY T3D system was introduced in September 1993 as the Company's first MPP supercomputer system. The CRAY T3D system is an MPP system which when coupled to the Company's traditional PVP system creates a scalable heterogeneous supercomputing system.

    Included as standard equipment on all of the Company's supercomputer systems is an Input/ Output Subsystem which is capable of transferring data directly to and from central memory at extremely high speeds without interrupting central processing operations. The Company's supercomputer systems use the UNICOS operating system, which is based on the Novell, Inc. operating system which is considered an industry standard operating system.

    CRAY SUPERSERVER 6400 SYSTEM. In October 1993, the Company introduced the CRAY Superserver 6400 (CS6400) system based on the SPARC/Solaris architecture. The CS6400 system is designed and manufactured by the Company's wholly-owned subsidiary, Cray Research Superservers, Inc. (CRS), part of the Company's Business Systems Division. The CS6400 system is a result of a joint technology agreement and collaboration with Sun Microsystems, Inc. (Sun) signed in January 1992. SPARC is a CPU architecture pioneered by Sun. Solaris is an operating environment developed by Sun based on the Novell, Inc. operating system. The CS6400 system uses an enhanced version of Solaris. The CS6400 system is a binary-compatible upward extension of Sun's product line. (Binary compatibility refers to the ability of a computer to run software applications from other computers without modifications to the software.) As such, the CS6400 system provides the basis for the Company's focus on the high-performance commercial computing market, as well as an interface from the Solaris environment to the Company's supercomputers. The CS6400 system can be configured with up to 64 SuperSPARC processors, up to 16 gigabytes (GBytes) of central memory, and over 5 terabytes (TBytes) of on-line disk storage.

    The following table indicates the number of available CPU's, CPU cycle time and the available amount of memory for the Company's supercomputing systems and the superserver product line. CPU cycle time represents the amount of time in which the computer runs through one complete instruction cycle and is measured in nanoseconds (nsec) or billionths of a second. Central memory is measured in megawords. One megaword equals eight megabytes (Mbytes) or eight million bytes.

                                        CPU CLOCK
                                          CYCLE
   SYSTEM                   NUMBER OF   TIME (IN        MEMORY
   SERIES     ARCHITECTURE    CPU'S      NSECS)     (IN MEGAWORDS)
------------  ------------  ----------  ---------   --------------
CS6400            SMP        4 to 64        16.7        32 to 2048
CRAY Y-MP EL      PVP         2 to 8        30.0         32 to 512
CRAY J90          PVP        4 to 32        10.0        32 to 1024
CRAY C90          PVP        1 to 16         4.2        64 to 1024
CRAY T90          PVP        1 to 32         2.2        64 to 1024
CRAY T3D          MPP       32 to 2048       6.7         8 per CPU

    SOFTWARE.    The  Company's software  products  primarily  include operating systems, compilers and applications software. The Company also markets various networking and remote computing and file management software.

    The Company's current operating system, the UNICOS 8.0 system, functions across all the Company's supercomputer lines, including the new CRAY J90 and CRAY T90 products. The CRAY

T3D runs its own derivative of UNICOS, called UNICOS MAX. In 1994, the Company added the Open Software Foundation Distributed Computing Environment (DCE) as an option to UNICOS, indicating the Company's continuing commitment to open computing standards.

    The CS6400 product line runs the Sun/Solaris operating system enhanced by the Company to improve processor and memory management, incorporate parallel and batch processing capabilities and accommodate the reliability, availability and serviceability (RAS) features of the CS6400 system.

    The Company's compiler products, Fortran 77, Fortran 90, C and C++, support the programming environment for all the Company's supercomputer systems. In 1994, the Company added the CRAFT programming model to its Fortran 77 product for its CRAY T3D massively parallel systems. CRAFT reduces the effort needed to program massively parallel systems by allowing directives that simplify the process of distributing data and work among the parallel processors.

    The Company's applications software products included two new offerings in 1994: the HEXAR product and the CMLogic product. The HEXAR product, released in 1994, generates meshes used in computational fluid-dynamics and other computer assisted engineering simulations. The HEXAR product is a parallel and automatic grid-generation software package that works directly with raw Computer Aided Design surface data. Using the HEXAR product, several months of hand crafted work can be replaced with less than a day of automated mesh generation. The CMLogic product is a user interface that generates a spectrum of simulations and interprets the results to automate the processes of designing molds for plastic parts.

    In 1994, the Company expanded its software offerings on the CS6400 system and on non-Cray platforms. The Company licensed its Fortran 90 compiler technology to the software business unit of Sun, extended the number of platforms on which it supports its Network Queuing Environment software, and launched four additional products on the SPARC platform; Fortran 90, Libsci, Distributed Programming Environment, and Open Storage Management. The Network Queuing Environment software manages the distribution of work among supercomputers and many vendors' workstations. Fortran 90 is a part of the Company's Fortran 90 Programming Environment software previously released on its supercomputing platforms. Libsci is a set of scientific and engineering library routines that the Company includes in its Programming Environments on its supercomputing platforms. Distributed Programming Environment helps programmers use workstations as development platforms for supercomputer codes. The Company offers the Open Storage Management software in a cooperative marketing agreement with Legent Corporation. This software, which is available on many vendors' platforms, manages large quantities of data storage on multiple media, such as disk and tape, in an open format.

    In addition to the Company's applications software products, many third-party software applications are available for use on the Company's supercomputer systems under the UNICOS operating system. Also, third-party software applications that run in a Sun/Solaris operating environment will run on the CS6400 system.

    PERIPHERAL EQUIPMENT. The Company's Solid-state Storage Device (SSD) is designed to enhance high-end supercomputer system performance by providing high-speed access to large datasets and temporary storage for system programs. Traditional high-speed disk storage units transfer data at rates of up to 20 megabytes per second (Mbytes/sec) compared to a SSD transfer rate of up to 1800 Mbytes/ sec. The SSD is available in sizes ranging from 128 megawords to 4096 megawords, at prices ranging from $250,000 to $6.3 million. In February 1993, the Company introduced the DD-301, the first Intelligent Peripheral Interface, 3.5-inch drive product for its supercomputers.

    The Company also markets high-performance disk drives in various capacities to meet the requirements of specific system configurations and support the mass storage requirements of the Company's supercomputer products. These disk drives include the DD-60, DD-62, DD-301, DA-301 and DS-42 disk subsystems.

    The DD-60 has a storage capacity of 1.96 Gbytes and a sustained transfer rate of 20 Mbytes/sec. The DD-62 has a data capacity of 2.73 Gbytes and a sustained transfer rate of 8.1 Mbytes/sec. The DS-42 disk subsystem consists of a disk controller and a disk cabinet containing up to four DD-42 disk drives. A fully configured DS-42 disk subsystem has a data capacity of 38.9 Gbytes and a sustained transfer rate of 9.6 Mbytes/sec. The DS-42 disk subsystem also supports the mass storage requirements of the Company's previous supercomputer systems. The DD-301 drive delivers a sustained rate of 8.2 Mbytes/sec and has storage capacity of 1.4 Gbytes. With capacity scalable from 5.48 Gbytes to 43.84 Gbytes, the DA-301 disk array uses the Company's highly reliable DD-301 disk drive. The DA-301 has a maximum sustained transfer rate of 32 Mbytes/sec. Prices range from $6,000 for a single DD-301 to $285,000 for one DS-42 disk subsystem.

    The Company also sells the Cray Research Network Disk Array, a bulk storage device designed to reside on high-performance computer networks. This product provides users with a flexible storage device that combines high-speed data transfer with the ability to partition the device to more than one system on the network.

    MAINTENANCE AND SUPPORT. Maintenance and other support services following installation are performed by hardware engineers and software analysts employed by the Company. Such services are provided under separate maintenance contracts between the Company and its customers. These contracts generally provide for maintenance services for one year and are renewable annually at the customer's election.

ACQUISITIONS

    In September 1994, the Company acquired Savant Systems, Incorporated, a privately held consulting firm, specializing in business system analysis, project management and outsourcing, for $4.25 million in cash. The acquisition was made in support of the Company's pursuit of the commercial parallel processing market for decision support solutions.

    In October 1994, the Company  acquired Minnesota Supercomputer Center,  Inc.
(MSCI) from the University of Minnesota and the University Foundation, for $10.4 million in cash. The acquisition was in support of the Company's efforts to provide access to supercomputer capabilities, tools and resources to a wide variety of users with varying needs for capacity, access, and support.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    Most integrated circuits required for the Company's computer systems are designed by the Company and then manufactured by and purchased from outside sources. The Company manufactures most of the printed circuit boards and some of the logic integrated circuits used in its products. Due to the use of advanced technology components in the Company's products, certain components are available only from a limited number of suppliers. Supply of some memory product components is limited by allocations that result from worldwide demand in excess of supply. Significant delays in the delivery of a substantial number of these components could adversely affect production schedules, revenues and operating results. The Company believes that its sources of supply for components are adequate for 1995 production needs.

PATENTS

    The Company has obtained patents relating to its computer systems. While the Company may apply for patents as it develops products and processes which it believes to be patentable, the Company believes that its success principally will be dependent upon its ability to design advanced products rather that its ability to secure patents.

SEASONALITY

    The Company's business is not inherently seasonal in nature. However, operating results are significantly influenced by the timing of the availability of new products, the number of computer systems accepted within a reporting period, the configuration of the systems accepted and whether a system is sold or leased.

MARKETING AND LEASING ACTIVITY

    The Company's central marketing activities are located in Eagan, Minnesota, and Business Systems' marketing is located in Beaverton, Oregon. The Company markets its computer systems through its own sales force to customers in North America, Europe, Latin America, the Far East and Australia, and through independent representatives in the Middle East and Far East. The Company also offers products through distributors and re-sellers in selected markets.

    The Company offers its systems for sale or lease. Sales include both systems sold to customers or third-party lessors and certain long-term leases that qualify for sales accounting treatment. Operating lease terms generally are for one to three years, with a purchase option entitling the user to a partial lease payment credit in the event of a purchase. These operating leases do not return to the Company its selling price plus interest charges during the initial noncancellable term of the lease. In the accounting period in which an operating lease begins, revenue and earnings are lower than the levels which would be achieved if the system were sold. Leases also increase cash requirements. Systems sold to third-party lessors are re-marketed by the Company upon lease termination on a non-priority basis.

BACKLOG

    The Company believes backlog information provides only a limited indication of its expected future revenue. The Company measures backlog using contract value which is based on selling price for sales orders and the guaranteed cash flows for lease orders. The contract value of backlog at December 31, 1994 was $237 million, of which $214 million is expected to be installed in 1995. The contract value of backlog at December 31, 1993 was $409 million, of which $405 million was installed in 1994. Sales to U.S. government agencies and commercial customers primarily serving the U.S. government constitute a significant portion of the Company's business. The backlog amount at December 31, 1994 includes orders from the U.S. government and commercial customers primarily serving the U.S. government for systems, peripherals and upgrades with a total contract value of approximately $77 million; these orders are cancelable under standard termination for convenience clauses included in most U.S. government contracts.

COMPETITION

    Competition in the computer industry is based primarily on equipment performance and reliability, manufacturer reputation, software capability and availability, price, price/performance, and availability of support services. The Company competes primarily in the market for high-performance scientific and engineering computer systems and believes that it holds a competitive edge in this market. With the introduction of the CRAY Superserver 6400 (CS6400) system in late 1993, the Company faces new competition in the commercial marketplace. There can be no assurance that levels of competition within the markets in which the Company competes will not intensify or that the Company's advantages may not be reduced or lost as a result of technological, sales, marketing or financial advantages achieved by competitors. Furthermore, some of the Company's competitors have significantly greater resources than the Company. The Company's principal competitors include AT&T Global Information Systems (formerly NCR), Convex Computer Corporation, Cray Computer Corporation, Fujitsu, Ltd., Hewlett Packard, Hitatchi Data Systems, IBM, Intel Corporation, NEC Corporation, Pyramid Technology, Sequent Computer Systems, Inc., and Silicon Graphics, Inc.

DEVELOPMENT AND ENGINEERING

    The Company is committed to leadership in the high-performance segment of the computer systems market for scientific, technical, commercial and industrial users. Its continued leadership will be dependent on successful development and introduction of new products and enhancements to existing product lines. Such product development and enhancements depend not only on the Company's internal development and engineering activities, but also upon the availability of advanced technology components from outside suppliers as described under "Sources and Availability of Raw Materials" above. Development and engineering costs, including costs of software development, totalled $141 million in 1994, $146 million in 1993 and $162 million in 1992 or 15.3%, 16.3% and 20.3% of revenue respectively.

    Hardware development and engineering expenditures in 1994 were focused on the CRAY T90 (the Company's high-end parallel vector supercomputer), the CRAY T3D and future massively parallel processor (MPP) development, the CRAY J90 system development (the Company's line of lower-priced parallel vector supercomputers), the CS6400 system and future SPARC based Superserver development, and ongoing development and engineering of existing products. In 1994, the MPP project received renewed funding of $15.0 million over a three-year period from the Advanced Research Projects Agency (ARPA), plus two one-year extension options for an additional $5.0 million of funding per option.

    The Company is developing new applications software and is continuing to enhance and develop its UNICOS operating system, compilers, and application development tools to increase functionality and performance. The Company is redefining the architecture of its UNICOS operating system to improve its scalable performance in anticipation of the industry moving to distributed systems. The Company also continues to expand its network and communications and open standards software, including the industry standard client/server data sharing products that interoperate with systems from multiple vendors. During 1994, the Company delivered enhancements to several compiler products and delivered compilers and load balancing software for use on desktop systems and other non-Cray platforms.

ENVIRONMENTAL COMPLIANCE

    Compliance by the Company with federal, state and local environmental protection laws during 1994 had no material effect upon capital expenditures, earnings or competitive position and is expected to have none in the foreseeable future.

EMPLOYEES

    As of December 31, 1994, the Company had 4,840 full-time employees; 1,172 in development and engineering, 1,531 in manufacturing, 849 in marketing and sales, 1,075 in field service and 213 in general management and administrative positions. The Company has never experienced any material work stoppage due to labor disagreements, and in the opinion of management, the Company's labor relations are satisfactory. No employees are represented by labor unions.

FINANCIAL INFORMATION ABOUT DOMESTIC AND FOREIGN OPERATIONS

    Information concerning revenue, operating profit and identifiable assets by geographical area and export sales for 1994, 1993 and 1992 is included on page 38 of the Company's 1994 Annual Report to Stockholders for the year ended December 31, 1994 (Annual Report), which information is incorporated herein by reference.

    The Company's international business is subject to risks customarily encountered in foreign operations, including fluctuations in monetary exchange rates, import and export controls and the economic, political and regulatory policies of foreign governments. The technological nature of the Company's products may limit the Company's ability to market its products in some foreign countries due to export licensing constraints.

ITEM 2 -- PROPERTIES

    The Company's principal properties are as follows:

                                                                                LEASE
                                                               APPROXIMATE    EXPIRATION
LOCATION OF PROPERTY            USES OF FACILITY              SQUARE FOOTAGE     DATE
------------------------------  ----------------------------  --------------  ----------
Chippewa Falls, Wisconsin       Manufacturing, engineering,        991,100      Owned
                                development, and service.
Eagan, Minnesota                Executive offices, software        479,300      Owned
                                development and training,
                                corporate marketing.
Mendota Heights, Minnesota      General and administrative         118,900      Owned
                                and sales offices.
                                Distribution center and             36,200      12/95
                                other support services.
Beaverton, Oregon               Manufacturing, marketing and       102,700      5/95
                                administrative operations
                                (primarily related to the
                                Business Systems Division)
San Diego, California           Hardware and software               36,400      7/97
                                development operations
                                (primarily related to the
                                Business Systems Division)
Minneapolis, Minnesota          Computing services and             100,100      6/00
                                administrative operations
                                (Minnesota Supercomputer
                                Center, Inc.)

    The Company also leases approximately 190,600 square feet primarily for sales and service offices in various domestic locations. In addition, various foreign sales and service subsidiaries have leased approximately 176,800 square feet of office space. The Company believes its manufacturing and sales facilities are adequate to meet its needs in 1995. (See also "Management's Discussion and Analysis of Financial Condition" on page 31 of the Annual Report, which section is incorporated herein by reference.)

ITEM 3 -- LEGAL PROCEEDINGS
    There are no legal proceedings pending against or involving the Company which, in the opinion of management, will have a material adverse effect upon its consolidated financial position or results of operations.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

NAME AND TITLE               AGE    BIOGRAPHICAL INFORMATION
-------------------------    ---    ---------------------------------------------------------------------------
Robert H. Ewald              47     President  and Chief Operating Officer since December 1994. Chief Operating
 President and Chief                Officer, Supercomputer  Operations from  December  1993 to  December  1994.
 Operating Officer                  Executive Vice President and General Manager, Supercomputer Operations from
 and Director                       January  1993 to December 1993.  Executive Vice President, Development from
                                    September 1991 to  January 1993.  Executive Vice  President, Software  from
                                    September 1987 to September 1991.
Andrew Scott                 66     Vice  Chairman since June 1983. Counsel  for the Company from November 1981
 Vice Chairman and                  to January 1995.
 Director
Michael J. Lindseth          41     Executive Vice  President,  Sales  since  December  1994.  Chief  Financial
 Executive Vice                     Officer  from  September 1991  to  December 1994.  Vice  President, General
 President, Sales                   Manager Entry-Level  Systems  from May  1990  to September  1991.  Managing
                                    Director, Cray UK Region from April 1988 to May 1990.
Don F. Whiting               54     Senior  Vice  President,  Operations since  December  1993.  Executive Vice
 Senior Vice President,             President, Customer  Service  from  January 1993  to  December  1993.  Vice
 Operations                         President,  Customer Service from May 1991 to January 1993. Vice President,
                                    Managing Director  European Operations  from June  1990 to  May 1991.  Vice
                                    President, Manufacturing from June 1981 to June 1990.
Irene M. Qualters            45     Senior  Vice  President,  Software  since  December  1993.  Vice President,
 Senior Vice President,             Software from September  1991 to  December 1993.  Vice President,  Software
 Software                           Development  from November 1990 to September 1991. Software Analyst Manager
                                    from October 1986 to November 1990.
Laurence L. Betterley        41     Chief Financial Officer  since November 1994.  Vice President, Finance  and
 Chief Financial Officer            Administration  from November  1993 to November  1994. Corporate Controller from March 1989 to November 1993.
Michael Dungworth            52     Vice President,  Customer  Service  since February  1994.  Vice  President,
 Vice President, Customer           Central  Region  from  December  1993 to  February  1994.  General Manager,
 Service                            Central Region  Sales  from October  1992  to December  1993.  MPP  Product
                                    Manager  from  January 1992  to October  1992.  General Manager,  Cray Asia
                                    Pacific from December 1987 to January 1992.

    There are no family relationships among the officers listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers. The officers are elected annually by and serve at the pleasure of the Board of Directors.

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The following table sets forth, for the periods indicated, high and low prices for the Company's common stock on the New York Stock Exchange.

                                                                1994                  1993
                                                        --------------------  --------------------
                                                          HIGH        LOW       HIGH        LOW
                                                        ---------  ---------  ---------  ---------
First Quarter.........................................  $   33.75  $   26.13  $   29.13  $   22.75
Second Quarter........................................      28.75      19.13      30.00      25.63
Third Quarter.........................................      23.63      20.25      28.00      20.63
Fourth Quarter........................................      21.38      14.88      27.63      23.50

    "Investor Information," appearing on page 52 of the Annual Report, also is incorporated herein by reference.

ITEM 6 -- SELECTED FINANCIAL DATA

    "Historical Financial Summary," appearing on pages 26 and 27 of the Annual Report, is incorporated herein by reference.

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    "Management's Discussion and Analysis of Results of Operations," appearing on pages 28 through 30 of the Annual Report, and "Management's Discussion and Analysis of Financial Condition," appearing on page 31 of the Annual Report, are incorporated herein by reference.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1994, together with the report thereon of KPMG Peat Marwick LLP dated January 25, 1995, appearing on pages 32 through 49 of the Annual Report, are incorporated herein by reference.

    "Quarterly Financial Data," appearing on page 48 of the Annual Report, also is incorporated herein by reference.

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

IDENTIFICATION OF DIRECTORS

    "Election of Directors" in the Company's Proxy Statement for the 1995 Annual Meeting of Stockholders to be held on May 16, 1995 filed or to be filed (Proxy Statement) is incorporated herein by reference.

IDENTIFICATION OF EXECUTIVE OFFICERS

    Information regarding executive officers of the Company is contained in Part I of this Report on page 8 and is incorporated herein by reference.

ITEM 11 -- EXECUTIVE COMPENSATION

    "Election of Directors" and "Executive Compensation" in the Proxy Statement are incorporated herein by reference.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    "Voting Securities and Principal Holders Thereof" in the Proxy Statement is incorporated herein by reference.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

    Incorporated by reference into Part II, Item 8 of this Report:

                                                                                             PAGES IN
                                                                                           1994 ANNUAL
                                                                                            REPORT TO
                                                                                           STOCKHOLDERS
                                                                                          --------------
Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and
 1992...................................................................................        32
Consolidated Balance Sheets as of December 31, 1994 and 1993............................        33
Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and
 1992...................................................................................        34
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994,
 1993 and 1992..........................................................................        35
Summary of Significant Accounting Policies..............................................        36
Notes to Consolidated Financial Statements..............................................        38
Independent Auditors' Report............................................................        49

FINANCIAL STATEMENT SCHEDULES

    All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORTS ON FORM 8-K

    The Company was not required to and did not file any reports on Form 8-K during the three months ended December 31, 1994.

EXHIBITS

    (3.1)     --      Copy of Certificate of Incorporation of the Company as filed with the Delaware
                      Secretary  of State  on April  6, 1972, and  amendments thereto  as filed: (i)
                      December 22, 1975 and May 14, 1979 (incorporated by reference to Exhibit 4  of
                      Item  13 to the Company's  Registration Statement on Form  S-16, as filed with the Securities and Exchange Commission  on October 16, 1980, Registration  No.
                      2-69445);  (ii) December 10,  1980 (incorporated by reference  to Exhibit 3 of
                      Item 11  to the  Company's  Annual Report  on Form  10-K  for the  year  ended
                      December 31, 1980); (iii) May 21, 1985 (incorporated by reference to Exhibit 4 of Item 6 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                      June  30, 1985); (iv) July 9, 1987  (incorporated by reference to Exhibit 3 of
                      Item 6 to the Company's  Quarterly Report on Form  10-Q for the quarter  ended
                      June 30, 1987); (v) and May 29, 1990 (incorporated by reference to Exhibit 3.1 of  Item 14  to the Company's  Annual Report on  Form 10-K for  the year ended
                      December 31, 1990).
    (3.2)     --      Copy of the Company's By-Laws, as effective January 1, 1995.
    (4.1)     --      Copy of Indenture dated February 1, 1986 between the Company and Manufacturers
                      Hanover Trust Company, Trustee, relating  to the Company's 6 1/8%  Convertible
                      Subordinated  Debentures due 2011  (incorporated by reference  to Exhibit 4 of
                      Item 14  to the  Company's  Annual Report  on Form  10-K  for the  year  ended
                      December 31, 1985).
    (4.2)     --      Copy  of Common Shares Rights Agreement dated  as of May 15, 1989 between Cray
                      Research, Inc., and Norwest Bank Minnesota, N.A. (incorporated by reference to the Company's Registration Statement on Form 8-A, dated May 24, 1989, as filed with the Securities and Exchange Commission, File #1-8028).
    (4.3)     --      See 3.1 above.
   (10.1)     --      Copy of Credit  Agreement dated  May 26,  1992 (incorporated  by reference  to
                      Exhibit  10 of Item 6  to the Company's Quarterly Report  on Form 10-Q for the
                      quarter ended June 30, 1992).
   (10.2)     --      Copy  of  1989   Non-Employee  Directors'  Stock   Option  Plan,  as   amended
                      (incorporated  by reference to Exhibit 10.3 of Item 14 in the Company's Annual
                      Report on Form 10-K for the year ended December 31, 1991).
   (10.3)     --      Copy of  1989  Employee  Benefit  Stock  Plan,  as  amended  (incorporated  by reference  to Exhibit 10.4 of  Item 14 in the  Company's Annual Report on Form
                      10-K for the year ended December 31, 1991).
   (10.4)     --      Copy of Executives' Severance Compensation Plan (incorporated by reference  to
                      Exhibit  10.7 of Item 14  in the Company's Annual Report  on Form 10-K for the
                      year ended December 31, 1991).
   (10.5)     --      Second Amendment dated as of June 30, 1994 to the Credit Agreement dated as of
                      May 26, 1992 between the Company and Chemical Bank (incorporated by  reference to  Exhibit 10.1 of Item 6 to the  Company's Quarterly Report on Form 10-Q for
                      the quarter ended June 30, 1994).
   (10.6)     --      Term Loan Agreement  dated as of  April 8,  1994 between the  Company and  the
                      Sanwa Bank Limited (incorporated by reference to Exhibit 10.2 of Item 6 to the
                      Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
   (10.7)     --      Copy of Performance Incentive Plan.

EXHIBITS

     (11)     --      Computation of Earnings (Loss) Per Share.
     (13)     --      1994 Annual Report to Stockholders.
     (21)     --      Subsidiaries of the Registrant.
     (23)     --      Independent Auditors' Consent.
     (24)     --      Power of Attorney (see the signature page of this Report).
     (27)     --      Financial Data Schedule.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CRAY RESEARCH, INC.

                                       By /s/ ROBERT H. EWALD
                                          --------------------------------------
                                           Robert H. Ewald
                                           President and Chief Operating Officer
                                           (Principal Executive Officer)

                                       By /s/ LAURENCE L. BETTERLEY
                                          --------------------------------------
                                           Laurence L. Betterley
                                           Chief Financial Officer
                                           (Principal Financial Officer)

                                       By /s/ STEVEN E. SNYDER
                                          --------------------------------------
                                           Steven E. Snyder
                                           Controller
                                           (Principal Accounting Officer)

Dated: March 28, 1995

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears above or below constitutes and appoints Robert H. Ewald and Laurence L. Betterley, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in their respective capacities as directors of the Company.

               SIGNATURE                                                           DATE
----------------------------------------                                      --------------

                                                       Director               March 28, 1995
------------------------------------
 John F. Carlson

/s/ LAWRENCE E. EATON                                  Director               March 28, 1995
------------------------------------
 Lawrence E. Eaton

/s/ ROBERT H. EWALD                                    Director               March 28, 1995
------------------------------------
 Robert H. Ewald

/s/ CATHERINE M. HAPKA                                 Director               March 28, 1995
------------------------------------
 Catherine M. Hapka

/s/ PHILIP G. HEASLEY                                  Director               March 28, 1995
------------------------------------
 Philip G. Heasley

/s/ ROBERT G. POTTER                                   Director               March 28, 1995
------------------------------------
 Robert G. Potter

/s/ ANDREW SCOTT                                       Director               March 28, 1995
------------------------------------
 Andrew Scott

/s/ JAN H. SUWINSKI                                    Director               March 28, 1995
------------------------------------
 Jan H. Suwinski

                                 EXHIBIT INDEX

    EXHIBITS FILED AS ITEM 14 TO THE ANNUAL REPORT OF CRAY RESEARCH, INC. AND ITS SUBSIDIARIES ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1994.

 EXHIBIT                                                                                                   PAGE
---------                                                                                                  -----
    (3.1)     --      Copy of Certificate of Incorporation of  the Company as filed with the  Delaware
                      Secretary  of  State on  April 6,  1972,  and amendments  thereto as  filed: (i)
                      December 22, 1975 and May  14, 1979 (incorporated by  reference to Exhibit 4  of
                      Item  13 to the Company's Registration Statement on Form S-16, as filed with the
                      Securities and  Exchange  Commission  on  October  16,  1980,  Registration  No.
                      2-69445); (ii) December 10, 1980 (incorporated by reference to Exhibit 3 of Item
                      11  to the Company's Annual Report on Form  10-K for the year ended December 31,
                      1980); (iii) May 21, 1985 (incorporated by  reference to Exhibit 4 of Item 6  to the  Company's Quarterly  Report on  Form 10-Q  for the  quarter ended  June 30,
                      1985); (iv) July 9, 1987  (incorporated by reference to Exhibit  3 of Item 6  to the  Company's Quarterly  Report on  Form 10-Q  for the  quarter ended  June 30,
                      1987); (v) and May 29, 1990 (incorporated by reference to Exhibit 3.1 of Item 14 to the Company's  Annual Report on  Form 10-K  for the year  ended December  31,
                      1990).
    (3.2)     --      Copy of the Company's By-Laws, as effective January 1, 1995.
    (4.1)     --      Copy  of Indenture dated February 1,  1986 between the Company and Manufacturers
                      Hanover Trust Company,  Trustee, relating  to the Company's  6 1/8%  Convertible
                      Subordinated Debentures due 2011 (incorporated by reference to Exhibit 4 of Item
                      14  to the Company's Annual Report on Form  10-K for the year ended December 31,
                      1985).
    (4.2)     --      Copy of Common Shares  Rights Agreement dated  as of May  15, 1989 between  Cray
                      Research,  Inc., and Norwest Bank Minnesota,  N.A. (incorporated by reference to the Company's Registration Statements on Form 8-A, dated May 24, 1989, as  filed with the Securities and Exchange Commission, File #1-8028).
    (4.3)     --      See 3.1 above.
   (10.1)     --      Copy  of  Credit Agreement  dated  May 26,  1992  (incorporated by  reference to
                      Exhibit 10 of  Item 6 to  the Company's Quarterly  Report on Form  10-Q for  the
                      quarter ended June 30, 1992).
   (10.2)     --      Copy of 1989 Non-Employee Directors' Stock Option Plan, as amended (incorporated by  reference to Exhibit 10.3 of Item 14  in the Company's Annual Report on Form
                      10-K for the year ended December 31, 1991).
   (10.3)     --      Copy of 1989 Employee Benefit Stock Plan, as amended (incorporated by  reference to  Exhibit 10.4 of Item 14 in the  Company's Annual Report on Form 10-K for the
                      year ended December 31, 1991).
   (10.4)     --      Copy of Executives'  Severance Compensation Plan  (incorporated by reference  to
                      Exhibit 10.7 of Item 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 1991).
   (10.5)     --      Second  Amendment dated as of June 30, 1994  to the Credit Agreement dated as of
                      May 26, 1992 between the Company and Chemical Bank (incorporated by reference to
                      Exhibit 10.1 of Item 6  to the Company's Quarterly Report  on Form 10-Q for  the
                      quarter ended June 30, 1994).

 EXHIBIT                                                                                                   PAGE
---------                                                                                                  -----
   (10.6)     --      Term  Loan Agreement dated as of April 8, 1994 between the Company and the Sanwa
                      Bank Limited  (incorporated  by reference  to  Exhibit 10.2  of  Item 6  to  the
                      Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).
   (10.7)     --      Copy of Performance Incentive Plan.
     (11)     --      Computation of Earnings (Loss) Per Share.
     (13)     --      1994 Annual Report to Stockholders.
     (21)     --      Subsidiaries of the Registrant.
     (23)     --      Independent Auditors' Consent.
     (24)     --      Power of Attorney (see the signature page of this Report).
     (27)     --      Financial Data Schedule.