Form 10-Q
period 1995-03-31
CRAY RESEARCH INC
filed 1995-05-15
CIK 25506

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
	                 March 31, 1995                     1-8028



                                    CRAY RESEARCH, INC.
                    (Exact name of Registrant as specified in its charter)

                  Delaware                              39-1161138
         (State of Incorporation)        (I.R.S Employer Identification No.)

                                   655A Lone Oak Drive
                                    Eagan, MN  55121
                         (Address of principal executive offices)

Telephone Number:  (612) 452-6650



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for at least the past 90 days.	  YES-X     NO



      As of April 30, 1995 24,978,528 shares of the Registrant's Common Stock were outstanding.

                         CRAY RESEARCH, INC. and SUBSIDIARIES

                                     FORM 10-Q

                                  March 31, 1995



                                      I N D E X


                                                                         Page
                                                                        ------
  Part I - Financial Information:

        Consolidated Statements of Operations-
            Three months ended March 31, 1995 and 1994                    1

        Consolidated Balance Sheets -
            March 31, 1995 and December 31, 1994                          2

        Consolidated Statements of Cash Flows -
            Three months ended March 31, 1995 and 1994                    3

        Notes to Consolidated Financial Statements                        4

        Financial Review                                                  6


Part II - Other Information                                              11


Signatures                                                               12


Exhibit Index                                                            13

                              CRAY RESEARCH, INC. and SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)

                                             Three Months Ended
                                                 March 31
                                           ----------------------
                                             1995         1994
                                           ----------  ----------
                                            (In thousands, except
                                                per share data)
Revenue:
 Sales                                      $ 70,116    $ 198,253
 Leased systems                                7,378        5,066
 Service fees                                 53,569       45,547
- ----------------------------                ---------   ---------
  Total revenue                              131,063      248,866
- ----------------------------                ---------   ---------
Cost of revenue:
 Cost of sales                                57,466      101,679
 Cost of leased systems                        3,456        2,619
 Cost of services                             48,252       36,448
- ----------------------------                ---------   ---------
  Total cost of revenue                      109,174      140,746
- ----------------------------                ---------   ---------
Gross profit                                  21,889      108,120
- ----------------------------                ---------   ---------
Operating expenses:
 Development and engineering                  42,169       36,950
 Sales and Marketing                          43,175       32,341
 General and administrative                    6,479        5,967
- ----------------------------                ---------   ---------
  Total operating expenses                    91,823       75,258
- ----------------------------                ---------   ---------
Operating income (loss)                      (69,934)      32,862
 Other income (expense), net                     718       (1,509)
- ----------------------------                ---------   ---------
Earnings (loss) before
income taxes                                 (69,216)      31,353
 Income tax benefit (expense)                 20,924       (9,400)
- ----------------------------                ---------   ---------
Net earnings (loss)                        ($ 48,292)   $  21,953
- ----------------------------                =========   =========
Earnings (loss) per common
 and common equivalent share                ($  1.90)   $    0.84
- ----------------------------                =========   =========
Average number of common and
 common equivalent shares
 outstanding                                  25,376       26,002
- ----------------------------                =========   =========

See accompanying notes to consolidated financial statements.

                       CRAY RESEARCH, INC. and SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                March 31       December 31
                                                  1995            1994
                                                 ------------    ------------
Assets                                               (In thousands)
- -------------------------------------------
Current assets:
 Cash and equivalents                         $   65,821         $  55,543
 Receivables                                     136,495           229,808
 Inventories                                     250,832           207,496
 Other current assets                             46,922            41,191
- -------------------------------------------    ----------        ----------
  Total current assets                           500,070           534,038

Long-term receivables                             18,784            20,959

Leased systems and spares, net                    97,512           110,207

Property, plant and equipment, net               236,807           265,116

Long-term cash investments                       175,000           200,000

Other assets                                      51,738            51,559
- -------------------------------------------    ----------        ----------
                                              $1,079,911        $1,181,879
                                               ==========        ==========
Liabilities and Stockholders' Equity
- -------------------------------------------
Current liabilities:
 Current installments of long-term debt        $  12,796        $    7,344
 Accounts payable                                 18,727            37,999
 Accrued expenses                                 83,857           110,373
 Income taxes payable                                  0             7,009
 Deferred income and customer advances            75,778            75,214
- -------------------------------------------    ----------        ----------
  Total current liabilities                      191,158           237,939
- -------------------------------------------    ----------        ----------

Long-term debt, excluding
 current installments                             97,000            97,000

Other long-term obligations                       15,817            18,030

Stockholders' equity:
 Common stock                                     31,511            31,511
 Additional paid-in capital                       86,061            91,973
 Retained earnings                               874,268           922,560
 Foreign currency translation adjustments          5,542             2,774
 Treasury stock, at cost                        (221,446)         (219,908)
- -------------------------------------------    ----------        ----------
  Total stockholders' equity                     775,936           828,910
- -------------------------------------------    ----------        ----------
                                              $1,079,911        $1,181,879
                                              ===========       ===========

See accompanying notes to consolidated financial statements.

                                     2

                          CRAY RESEARCH, INC. and SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                          Three months ended
                                                               March 31
                                                         --------------------
                                                            1995       1994
                                                         ---------  ---------
                                                            (In thousands)
Cash flows provided by (used in) operations             $ (1,976)  $ (59,254)
- -----------------------------------------------------    ---------  ---------

Cash flows provided by (used in) investing:
  Transfers from (to) long-term investments               25,000      15,000
  Expenditures for leased systems and spares              (1,801)     (1,116)
  Expenditures for property, plant and equipment         (12,918)    (20,470)
  Other, net                                               2,288         177
- -----------------------------------------------------    ---------  ---------
   Total cash flows used in investing                     12,569      (6,409)
- -----------------------------------------------------    ---------  ---------

Cash flows provided by (used in) financing:
  Proceeds from borrowings                                 6,489         458
  Proceeds from the sale of common stock to employees      3,803       3,929
  Repayments of debt                                      (1,243)     (1,747)
  Repurchases of common stock                            (11,282)     (7,732)
- -----------------------------------------------------    ---------  ---------
   Total cash flows provided by (used in) financing       (2,233)     (5,092)
- -----------------------------------------------------    ---------  ---------

Effect of exchange rate changes                            1,918         748
- -----------------------------------------------------    ---------  ---------

Increase (decrease) in cash and equivalents               10,278     (70,007)

Cash and equivalents at beginning of period               55,543      78,373
- -----------------------------------------------------    ---------  ---------

Cash and equivalents at end of period                    $ 65,821    $ 8,366
- -----------------------------------------------------    =========  =========

See accompanying notes to consolidated financial statements.

                      CRAY RESEARCH, INC. and SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(1) In the opinion of management, the accompanying consolidated financial statements reflect all adjustments considered necessary for a fair presentation. These adjustments consist only of normal recurring items with the exception of restructuring and one-time charges addressed in footnote 3 below. For further information, refer to the financial statements and footnotes included or incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

(3) During the first quarter of 1995, the Company began making operational changes intended to better align resources with its strategy, to improve efficiency and to achieve a more competitive cost structure. Restructure and related charges totaling $40.7 million were recorded in first quarter 1995 as a result of these operational changes. The breakdown by line item on the Statement of Operations is as follows: cost of sales-- $15.0 million; cost of service -- $10.0 million; development and engineering -- $7.2 million; sales and marketing -- $8.5 million.

    This $40.7 million charge included a $15.6 million asset impairment charge recorded in accordance with Statement of Financial Accounting Standards
    (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This charge was recorded as a result of excess capacity in a manufacturing and development facility and related equipment due to decreases in demand and changes in the balance of sourcing parts internally vs. externally. The $15.6 million impairment loss was computed as the excess of current net book value of the facility and equipment over its fair value. Fair value was computed as the present value of estimated expected future cash flows. Cost of sales includes $10.6 million of this charge; development and engineering expense includes the other $5 million.

                         CRAY RESEARCH, INC. and SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)

(4)  Selected consolidated financial statement details (in thousands):

                                                     March 31     December 31
                                                       1995          1994
                                                     ------------   ------------
     Inventories:
       Components and subassemblies                 $ 116,282       $  97,717
       Systems in process                              77,543          74,940
       Finished goods                                  57,007          34,839
                                                    ----------     ----------
                                                    $ 250,832      $  207,496
                                                    ==========     ==========

     Leased systems and spares:
       Cost                                         $ 306,501      $  320,276
       Accumulated depreciation and amortization     (208,989)       (210,069)
                                                    ----------     ----------
                                                    $  97,512      $  110,207
                                                    ==========     ==========

      Property, plant and equipment:
       Cost                                         $ 565,273       $ 585,267
       Accumulated depreciation and amortization     (328,466)       (320,151)
                                                    ----------     ----------
                                                    $ 236,807       $ 265,116
                                                    ==========     ==========

                                                       Three months ended
                                                            March 31
                                                       ------------------
                                                         1995       1994
                                                       -------    -------
      Other income (expense), net:
       Interest income                                $ 3,475     $ 2,267
       Interest expense                                (2,570)     (2,204)
       Other, net                                        (187)     (1,572)
                                                      --------    --------
                                                      $   718     $(1,509)
                                                      ========    ========

                      CRAY RESEARCH, INC. and SUBSIDIARIES
                               FINANCIAL REVIEW

OVERVIEW AND OUTLOOK

In fiscal year 1995 the Company expects to move to higher unit volumes and lower average selling prices. It will focus on retaining and building its traditional high performance supercomputing base, while also entering new, more competitive markets where it has not had a significant presence in the past. To better compete in these markets and under these conditions, Cray is making operational changes in 1995 to better align its resources with its strategy, to improve efficiency, and to achieve a more competitive cost structure. At the same time, 1995 will be a year of product transition, both at the high-end and the low-end of the product line. Some of these new products will not be available for volume shipment until the second half of 1995.

These factors have resulted in an outlook for fiscal year 1995 that includes a decrease in revenue from 1994 levels by as much as 10% and a decrease in gross margin as well. Operating losses in the first half of the year are anticipated to be offset by profits in the second half. For the full year, the Company anticipates break-even operating results prior to restructuring and one-time charges.

REVENUE
                                                        Three Months Ended
                                                            March 31
                                                        ------------------

                                                          1995      1994
                                                          --------  --------
High-end systems installed:
 Parallel vector processing                                  4        16
 Massively parallel processing                               2         3
                                                        ------    ------
                                                             6        19
                                                        ------    ------
Low-end systems installed :
 Parallel vector processing                                  9        26
 Symmetric multiprocessing                                   7         8
                                                        ------    ------
                                                            16        34
                                                        ------    ------
Total system installations                                  22        53
                                                        ======    ======

High-end systems lease-to-purchase conversions               6         3
                                                        ======    ======

                         CRAY RESEARCH, INC. and SUBSIDIARIES
                                 FINANCIAL REVIEW
                                   (continued)


Percent of total revenue              Percent Change in dollar amounts
                                              from prior year
- --------------------------          ------------------------------------
   1995
as reported   1994                               as reported
- -----------  ------                              -----------
                             Revenue:
 53.5%       79.7%           Sales                 (64.6)%
  5.6%        2.0%           Leased systems         45.6%
 40.9%       18.3%           Service fees           17.6%
- ------      ------           --------------        ------
100.0%      100.0%           Total revenue         (47.3)%
======      ======           ==============        =======

Revenues decreased 47.3% in the first quarter of 1995 from the same period in 1994, reflecting a $128.1 million decrease in sales revenue, a very slight increase in lease revenue, and an $8.0 increase in service revenues. At March 31, 1995, the total installed base consisted of 633 systems, compared to 533 a year earlier.

The sales revenue decrease for the quarter resulted from a significant decrease in the number of systems installed during the quarter--particularly new high-end systems, which traditionally have generated most of the sales revenue (three new high-end systems were installed during first quarter 1995 compared to 14 during first quarter of 1994). This decrease in new high-end system installations was a direct result of product transition at the high-end from the C-90 series to the T-90 series; the T-90 series will not be shipping in large quantities until the second half of 1995. This decrease in high-end system installations was not offset by low-end system sales due to a product transition at the low end as well--from the Y-EL series to the J-90 series. The Company expects a decrease in total revenue for 1995--possibly by as much as 10% from 1994 levels. This is due to changes in the makeup of sales revenue from high-end systems to a higher volume of low-end systems with lower average selling prices, product transitions as discussed above, and that revenue from massively parallel processing systems is expected to be less in 1995 than in 1994 as a result of limitations in the number of customer applications able to fully utilize the system architecture.

Service revenues increased 17.6% for the quarter as a result of increases in value added services. Most of this $8 million increase was generated by the Minnesota Supercomputer Center, which was acquired during fourth quarter of 1994. Service revenues generated from the traditional maintenance business experienced a slight decrease, in spite of an increase in the installed system base. This reflects a continuation of the trend toward decreases in average service revenue per installation. This trend is caused by changes in: 1) the product mix, and 2) the service options offered to customers. Smaller systems generate lower monthly service fees than our traditional high-end systems. The new high-end systems are generally more reliable than the older systems they are replacing; this allows the Company to offer, and more customers to accept, lower priced service options with less coverage.

The order backlog at March 31, 1995 was $282 million, compared to $271 million a year earlier, and $237 million at December 31, 1994. The Company believes backlog information provides only a limited indication of its expected future revenue. Compared to significantly higher backlog levels of 1993, the current lower backlog levels reflect the shorter time periods between order and acceptance which are experienced in the marketplace today.
                                    7

                           CRAY RESEARCH, INC. and SUBSIDIARIES
                                   FINANCIAL REVIEW
                                     (continued)
GROSS PROFIT

Percent of related revenue               Change in percentages from prior year
- --------------------------               -------------------------------------
   1995          1995                                  as          before
as reported  before charges   1994                   reported      charges
- -----------  --------------  -----                 -----------   -----------
                                    Gross profit %:
  18.0%          39.4%       48.7%  Sales               (30.7)%       (9.3)%
  53.2%          53.2%       48.3%  Leased systems        4.9 %        4.9 %
   9.9%          28.5%       20.0%  Service fees        (10.1)%        8.5 %
 ------         ------      ------  ------------------- -------      -------
  16.7%          35.7%       43.4%  Total gross profit% (26.7)%       (7.7)%
 ======         ======      ======  =================== =======      =======

The total gross profit percent declined from 43.3% in the first quarter of 1994 to 16.7%, as reported, in 1995. Nineteen percentage points of this decline is due to restructuring and one-time charges recorded in first quarter of 1995. Sales margins included $15 million of these charges and $10 million impacted the service margin. The total gross profit percent for first quarter 1995 before restructure and one-time charges was 35.7%. The decrease from the same period in 1994 reflects significantly lower margins earned on sales revenues in 1995, which is largely due to the product transition discussed previously.

In 1995, total gross margins will continue to be lower compared with 1994, due to several factors. Sales gross margins will remain lower due to a shift in the product mix to smaller, lower margin systems and also due to a decrease in sales on the high end, resulting from the product transition. Service revenues, which have substantially lower gross margins than product revenues, will also represent a greater percentage of total revenues in 1995, due to declines in sales revenues.

                       CRAY RESEARCH, INC. and SUBSIDIARIES
                                FINANCIAL REVIEW
                                  (continued)

EXPENSES

Percent of total revenue                 Percent Change in dollar amounts
                                                 from prior year
- --------------------------              -----------------------------------
   1995         1995
as reported before charges 1994                     as reported before charges
- ----------- -------------- -----                    -----------  -------------
                                 Operating Expenses:
  32.2%       26.7%        14.8% Development & Engr    14.1%        (5.4)%
  32.9%       26.4%        13.0% Sales and Marketing   33.5%         7.0%
   5.0%        4.9%         2.4% G & A                  8.6%         8.5%
 ------      ------       ------ -------------------  -------      -------
  70.1%       58.0%        30.2% Total operating exp   22.0%         1.0%
 ======      ======       ====== ===================  =======      =======

Total operating expenses for the first quarter increased 22% from 1994 to 1995. The majority of this increase is due to restructuring and one-time charges recorded in first quarter of 1995. Development and engineering includes $7.2 million of these charges while sales and marketing includes $8.5 million. Prior to these charges, total operating expenses were basically flat with 1994. There were some changes in the level of expenses on a pre-restructure basis, however, within various expense categories. Before considering restructuring related charges, development and engineering expenditures decreased by $2 million primarily due to decreases in T90 development and engineering activity, as that product moves into full production; sales and marketing expenses increased $2.3 million, mainly from the addition of low-end sales resources, but also from increased advertising expenditures; and general and administrative expenses increased slightly from 1994 due to increased consulting expenses associated with restructuring efforts.

Development and engineering expenditures are expected to continue to remain low in 1995 compared with 1994 as the Company focuses its development efforts on fewer projects, eliminates redundant efforts, and reduces costs. Sales and marketing expenses are expected to continue to remain high in 1995 compared with 1994, due to continuing investments in marketing, applications, and field sales resources for the low-end business. General and administrative expenses for the full year are expected to be at or slightly below 1994 levels.
Overall, total operating expenses in 1995, before restructuring and other one-time charges, are expected to be relatively flat compared with 1994.

The effective tax rate for the quarter was 30.23%, compared with 30.0% for the first quarter of 1994.

RESTRUCTURE AND RELATED CHARGES

As noted in the Overview and Outlook section, the Company is making operational changes in 1995 to better align its resources with its strategy, to improve its efficiency and achieve a more competitive cost structure. The majority of the actions were completed and related charges recorded in first quarter 1995. It is probable that more charges will be taken later this year as the Company continues to refine and implement its strategy and continues its re-engineering efforts.

                    CRAY RESEARCH, INC. and SUBSIDIARIES
                              FINANCIAL REVIEW
                                (continued)

Restructure and related charges totaling $40.7 million were recorded in first quarter 1995 as a result of these operational changes. This amount included provisions for workforce reductions ($14.3 million), facilities writedowns and closings ($21.1 million), equipment write-downs and disposals ($3.5 million), and other ($1.8 million). Of the total charge, approximately $18.2 million will result in cash expenditures; the other $22.5 million is for non-cash charges. Future annual cost eliminations resulting from the first quarter restructuring are estimated to be over $20 million, the majority of which will favorably impact cash.

The breakdown of restructuring and related charges by line item on the Statement of Operations is as follows: cost of sales -- $15.0 million; cost of service -- $10.0 million; development and engineering -- $7.2 million; sales and marketing -- $8.5 million.

FINANCIAL CONDITION

Operating (short-term) cash and equivalents increased $10.3 million during the quarter to $65.8 million. Total cash and long-term cash investments declined $14.7 million during the quarter from $255.5 million at December 31, 1994 to $240.8 million at March 31, 1995.

Operations used $2.0 million of cash during the first quarter, compared to $59 million used during the first quarter of 1994. The $57 million decrease in cash usage primarily reflects an increase in accounts receivable collections, due to higher balances at year end 1994 than 1993.

Investing activities, net of transfers of cash to and from long-term cash investments, used $12.4 million of cash during the quarter, down $9.0 million from the first quarter of 1994, due to lower fixed asset expenditures ($12.9 million in 1995 vs $20.5 million in 1994). The Company expects capital expenditures for 1995 to remain below 1994 levels, due to a reduction in investments in manufacturing facilities and equipment for new product lines. There was a transfer from long-term cash investments to short term cash and equivalents of $25 million in first quarter of 1995 compared to $15 million in first quarter of 1994.

Financing activities used $2.2 million of cash. This net usage was mainly due to repurchases of common stock ($11.3 million), offset by proceeds from international borrowing ($6.5 million) and employee stock plans ($3.8 million). The Company repurchased approximately 663,000 shares of its common stock during the first quarter 1995, which consumed the Company's remaining repurchase authorization.

For the year, the Company expects to be cash flow positive before the impact of any restructuring activity. The Company believes that its future cash requirements can be met with existing cash and investments and cash generated from operations. The Company also has an unused $75 million unsecured line of credit and adequate borrowing capacity available to meet future cash requirements, if needed, although no current plans exist to use either source.

                         CRAY RESEARCH, INC. and SUBSIDIARIES

                             PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)     Exhibits

        (10)  Separation Agreement with John Carlson

        (11)  Computation of Earnings Per Share.

        (27)  Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                       SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.














                                          CRAY RESEARCH, INC.


Date       May 12, 1995                   by /s/  LAURENCE L. BETTERLEY
           ------------------------------------------------------------
                                                  Laurence L. Betterley
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)



Date       May 12, 1995                   by  /s/  STEVEN E. SNYDER
           ---------------------------------------------------------
                                                   Steven E. Snyder
                                                   Corporate Controller
                                                   (Principal Accounting
                                                    Officer)

                                   EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CRAY RESEARCH, INC. AND SUBSIDIARIES ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995


(10)     Separation Agreement with John Carlson

(11)     Computation of Earnings Per Share.

(27)     Financial Data Schedule.

                                                                  Exhibit 11
                                                                  ----------
                  CRAY RESEARCH, INC. and SUBSIDIARIES
                    Computation of Earnings per Share
                                                        Three Months Ended
                                                            March 31
                                                        ---------------------
                                                           1995       1994
                                                        ---------- ----------
PRIMARY EARNINGS (LOSS) PER SHARE         (In thousands, except per share data)
- ----------------------------------------
(Computation for Consolidated Statements
 of Operations)

Net earnings (loss)                                       $(48,292)    $21,953
Net earnings (loss) effect of interest on 6 1/8%
 Convertible Debentures                                           - (1)   - (1)
- ------------------------------------------                 --------    -------
Net earnings (loss) applicable to common and
 common equivalent shares                                 $(48,292)    $21,953
- ------------------------------------------                 --------    -------
Weighted average number of common shares
 outstanding during the period                              25,376      25,991
Common stock equivalents-stock options                            -         11
Common stock equivalents-
 convertible debentures                                           - (1)   - (1)
- ------------------------------------------                  -------     ------
Total weighted average number of common
 and common equivalent shares outstanding                   25,376      26,002
- ------------------------------------------                  -------     ------
Earnings (Loss) per common and common
 equivalent share                                           $(1.90)    $   .84
- ------------------------------------------                  =======    =======
FULLY DILUTED EARNINGS (LOSS) PER SHARE
- ------------------------------------------
Net earnings (loss) per primary computation
above                                                     $(48,292)    $21,953
- ------------------------------------------                ---------    -------
Weighted average number of common shares
 outstanding, as adjusted per primary
 computation above                                          25,376      26,002
Additional dilutive effect of outstanding
 stock options                                                    -          -
- ------------------------------------------                  -------    -------
Total weighted average number of common
 and common equivalent shares outstanding                   25,376      26,002
- ------------------------------------------                  -------     ------
Earnings (Loss) per common and common
 equivalent share, assuming
 full dilution                                              $(1.90)    $   .84
- ------------------------------------------                  =======    =======

(1) The effect of the convertible debentures on earnings per share is anti-dilutive as of March 31, 1995 and 1994 and is excluded from the calculation.

EXHIBIT 10

SEPARATION AGREEMENT

This Separation Agreement ("Agreement") is made and entered into as of March 31, 1995 by and between John F. Carlson ("Carlson"), a Minnesota resident, and Cray Research, Inc. ("the Company"), a Delaware corporation.

BACKGROUND

A. Carlson has been employed by the Company for more than 18 years, during which time he has held various senior executive positions with the Company.

B. In late 1994, a committee of the Board of Directors of the Company and Carlson agreed that it was in their mutual interests that Carlson retire as Chief Executive Officer as of December 31, 1994, and that he retire as Chairman of the Board, a director, and an employee as of May 16, 1995.

C. In spite of his agreement to retire as a director, officer, and employee, Carlson nevertheless believes that certain matters relating to his separation from the Company could give rise to legal claims by him against the Company.

D. If Carlson brought and were able to prove the legal claims referred to in the preceding paragraph, then he would be entitled to receive damages from the Company.

E. The Company expressly denies that it may be liable to Carlson on any basis or that it has engaged in any improper or unlawful conduct or wrongdoing against him.

F. Carlson and the Company desire to resolve any present disputes between them rather than to engage in protracted and expensive litigation.

G. Carlson and the Company have agreed to a full settlement of all present issues in dispute between them.
NOW, THEREFORE, in consideration of the mutual promises and provisions contained in this Agreement and the Release referred to below, the parties agree as follows:

AGREEMENTS

1. Release of Claims by Carlson. At the same time Carlson executes this Agreement, he also will execute a Release, in the form attached to this Agreement as Exhibit A ("the Carlson Release"), in favor of the Company, its insurers, affiliates, divisions, committees, directors, officers, employees, agents, successors, and assigns. Carlson will re-execute the Carlson Release as of May 16, 1995. This Agreement will not be interpreted or construed to limit the Carlson Release in any manner.

2. Release of Claims by the Company. At the same time the Company executes this Agreement, the Company also will execute a Release, in the form attached to this Agreement as Exhibit B ("the Cray Release"), in favor of Carlson and his successors and assigns. The Company will re-execute the Cray Release as of May 16, 1995. This Agreement will not be interpreted or construed to limit the Cray Release in any manner.

3. Resignations. At the same time Carlson executes this Agreement, he will also sign a document, in the form attached to this Agreement as Exhibit C, retiring and resigning as Chairman of the Board, a director, and an employee of the Company effective as of May 16, 1995.

4.  	Payments.  The Company or its agent will make the payments set forth in subparagraphs 4(a) through 4(f) provided that: (i) Carlson has not rescinded this Agreement or the Carlson Release within an applicable rescission period; and (ii) the Company has received written confirmation from Carlson, in the form attached to this Agreement as Exhibit D, dated not earlier than the day after the expiration of an applicable rescission period, that Carlson has not rescinded and will not rescind this Agreement or the Carlson Release.
   a. Base Salary. The Company will continue to pay Carlson his bas salary at a rate of $34,330.40 per month (prorated for any fractional month), less all applicable withholding, until May 16, 1995.

   b. Severance Pay. The Company will make severance payments to Carlson during the period between May 17, 1995 and December 31, 1996 in the monthly amounts set forth below:



              Time Periods                                Monthly Amounts

         May 17, 1995 to June 30,1995                        $34,330.40
            (prorated for any
             fractional month)

        July 1, 1995 to December 31, 1995                    $17,165.20

        January 1, 1996 to December 31, 1996                 $ 8,582.60

Severance payments made to Carlson will be subject to all applicable withholding, will be issued on a regular payroll date of the Company, and will be sent by first-class mail to Carlson's last known residence address, unless he advises the Company in writing that he wants the severance payments sent to a different address.
   c. Paid Time Off. The Company will pay Carlson $39,651.61, less all applicable withholding, as earned and accrued vacation and as other paid time off. That amount will be paid to Carlson in a lump sum on or before June 16, 1995.

   d. Special Executive Benefits. The Company will pay (i) for Carlson's 1995 annual physical, (ii) Carlson's 1994 income tax preparation fees incurred on or after January 1, 1995 and his 1995 financial planning fees, subject to a total maximum limitation of $25,000.00, and (iii) Carlson's Minneapolis Club basic membership dues until December 31, 1995. The Company will make payments for such services at Carlson's election either directly to the providers of such services or to Carlson upon his submission of proper requests for reimbursement therefor.

   e. Outplacement. The Company will pay directly to the outplacement firm of Market Share Inc. $61,800.00 for outplacement services provided to date and to be provided in the future to Carlson. That payment will be made to Market Share Inc. on April 10, 1995 or within five business days after the expiration of the rescission period that begins to run after Carlson executes this Agreement, whichever is later.

   f. Lump Sum Payment. The Company or its agent will pay Carlson $422,000.00 as compensation for alleged damages relating to his separation from the Company. That amount will be paid to Carlson in a lump sum on June 2, 1995 or within five business days after the expiration of the rescission period that begins to run after Carlson re-executes the Carlson Release, whichever is later.

 5. Payment of Taxes. The parties expressly acknowledge that the payment to be made to Carlson under subparagraph 4(f) above is intended solely as compensation for claimed damages on account of alleged personal injuries arising from an occurrence within the meaning of Section 104(a)(2) of the Internal Revenue Code, the administrative regulations promulgated thereunder, and applicable case law. No part of such payment is allocable to punitive damages, compensation for other claimed damages, or interest thereon. Neither party will prepare its books and records, file any tax return, or otherwise document or take any position with respect to such payment that is inconsistent with the foregoing allocation. The Company expressly agrees that it will not prepare IRS Forms W-2 or 1099 (or other successor or comparable forms) in connection with such payment. The Company makes no representation or warranty to Carlson or his attorneys regarding the tax treatment or consequences of any payment made to Carlson under this Agreement by the Internal Revenue Service or any other tax authority. Carlson will be solely responsible for the payment of any and all taxes of whatever kind that may be due or payable from him in connection with any payment made to him under subparagraph 4(f) above. Carlson agrees to indemnify and hold harmless the Company from any and all liens, actions, or claims (excluding the Company's share of FICA and Medicare taxes) on the part of the Internal Revenue Service or any other tax authority in connection with the payment made to Carlson under subparagraph 4(f) above. This indemnity and hold harmless agreement will apply as to the full amount of any such liens, actions, or claims (excluding the Company's share of FICA and Medicare taxes), and as to the amount of any expenses incurred in connection therewith on and after the date on which the Company receives written notice that the Internal Revenue Service or any other tax authority is challenging any aspect of the payment made to Carlson under subparagraph 4(f) above.

 The Company agrees to notify Carlson promptly if it receives written notice that the Internal Revenue Service or other tax authority challenges any aspect of the payment made to Carlson under subparagraph 4(f) above.

6. Employee Benefits and Expenses. During the continuation of his employment with the Company, Carlson will be eligible to participate in all employee benefit programs made available to other senior executive officers of the Company; provided, however, that Carlson agrees and acknowledges that he has not been and will not be eligible to participate in the Company's annual incentive plan, incentive cash profit-sharing plan, or special bonus plan on and after January 1, 1995. The Company will continue to reimburse Carlson through May 16, 1995 for his regular and necessary business expenses according to the Company's regular policies and practices upon his submission of proper requests for reimbursement therefor. Carlson will submit all such requests to the Company no later than May 31, 1995 (except as provided in subparagraph 4(d) above), and the Company will make reimbursement to Carlson for such business expenses on or before June 30, 1995. Any unpaid travel or other business expense advances made by the Company to Carlson on or before May 16, 1995 will be deducted, at the Company's election, either from expense reimbursements made to Carlson pursuant to this paragraph or from severance payments made to him pursuant to subparagraph 4(b) above.

7. Stock Options and Performance Shares. Carlson is a participant in the Company's 1989 Employee Stock Benefit Plan, as amended ("Stock Plan"). By virtue of the terms of the Stock Plan, Carlson's rights to receive performance shares have been forfeited. Pursuant to the terms of the Stock Plan, Carlson will be fully vested in his stock options upon his retirement as of May 16, 1995, and he may exercise them for a period ending on the earlier of the expiration dates of the respective options or two years after May 16, 1995. A listing of all stock options previously granted to Carlson appears for reference purposes as Attachment 1 to this Agreement.

8. Insurance Continuation. After May 16, 1995, Carlson will have the right to continue medical coverage for himself and his covered dependents for 24 months under the Company's Retiree Medical Plan under such terms as are made available to similarly-situated retired employees of the Company, provided that Carlson continues to pay his share of the premiums therefor. Thereafter, Carlson will be entitled to continue his group medical insurance under such terms as are made available to similarly-situated retired employees of the Company, provided that Carlson pays the entire cost of such insurance as provided by law.
Carlson will be entitled to continue his group life insurance after May 16, 1995 under such terms as are made available to similarly-situated retired employees of the Company, provided that Carlson pays the entire cost of such insurance as provided by law.

9. Retirement Savings Plus Plan. Carlson is a participant in the Company's Retirement Savings Plus Plan. Contributions (both deferred and matching) will be made to that plan on Carlson's behalf for 1995, based on the amount of base salary paid by the Company to Carlson in 1995, assuming that the Company's Board of Directors authorizes contributions to that plan on behalf of eligible employees and former employees of the Company for 1995. Carlson will be entitled to begin drawing his retirement benefits at the times and under the terms and conditions set forth in that plan.

10.  No-Competition, Non-Solicitation, and Non-Disclosure Agreements.

   a. Agreement Not to Compete. Carlson will not, on or before May 16, 1996, without the prior written consent of the Company, become an owner directly or indirectly of more than one percent of the stock of, take employment with, become a director, officer, or partner of, or become a consultant or advisor to any of the following business organizations:

   Advanced Computer Research Institute (ACRI), an affiliate of Jacques Stern Holding Company
   Convex Computer Corporation
   Cray Computer Corporation
   Fujitsu Limited
   Hewlett-Packard Company
   Intel Corporation
   International Business Machines Corporation
   Meiko Scientific Corp.
   NEC Corporation
   Siemens AG and all subsidiaries
   Silicon Graphics, Inc.
   Tera Computer Co.

   b. Agreement Not to Solicit Employees. Carlson will not, on or before December 31, 1996, without the prior written consent of the Company, solicit any person who is then employed by or otherwise engaged to perform services for the Company to terminate his or her relationship with the Company, or interfere with the Company's relationship with any such person. Carlson will not, on or before December 31, 1996, without the prior written consent of the Company, provide substantive or qualitative information regarding any person who is then employed by or otherwise engaged to perform services for the Company to any entity engaged in any businesses in which the Company currently engages or with which the Company currently competes directly.

   c. Non-Disclosure of Confidential Commercial Information. Carlson will not, without the prior written consent of the Company, disclose to any person, other than an officer of the Company, any trade secrets of the Company or any of the Company's confidential strategic plans or confidential product development, marketing, or sales plans; provided, however, that notwithstanding the provisions of this subparagraph, Carlson will not be prohibited from disclosing any information that, at the time of Carlson's disclosure, if any, is available in the public domain; and provided further that notwithstanding the provisions of this subparagraph, Carlson may disclose any information, including material confidential commercial information, if such disclosure is required by law.

   d. Scope of Restrictions. The parties intend that, if any court of competent jurisdiction holds that any restriction in subparagraphs 10(a) through 10(c) exceeds the limit of restrictions that are enforceable under applicable law, then the restriction will nevertheless apply to the maximum extent that is enforceable under applicable law.

11.   Carlson's Continued Work and Availability.  Until May 16, 1995,
Carlson will continue to accept and will complete in a timely fashion work suitable to his position reasonably assigned to him by the Executive Committee of the Company's Board of Directors or any member thereof. In addition, until May 16, 1996, Carlson will make himself available, when he is not traveling for personal or other business reasons, to confer with the Company's senior executive officers during regular business hours for reasonable amounts of time regarding the Company's significant business matters. The Company will reimburse Carlson for any expenses that he actually incurs when conferring with the Company's senior executive officers after May 16, 1995, but will not make any other payments to Carlson for so conferring.

12. Company Cooperation. The Company will ensure that all proper steps are followed to comply with Carlson's written instructions with respect to his stock options, retirement benefits, and medical and life insurance benefits, and will provide him with information that he reasonably requires in accordance with the applicable employee benefit plans sponsored by the Company in which he is a participant.

13. Indemnification. Notwithstanding Carlson's separation from the Company, with respect to events that occurred during his tenure as an employee, officer, or director of the Company, Carlson will be entitled, as a former employee, officer, or director of the Company, to the same rights as are afforded to senior executive officers of the Company now or in the future, to indemnification and advancement of expenses provided in the charter documents of the Company and under applicable law, and to coverage and a legal defense under any applicable general liability and/or directors' and officers' liability insurance policies maintained by the Company.

14. Carlson Representation. Carlson represents that, during the entire period that he was an employee, officer, or director of the Company, he acted in good faith, had no reasonable cause to believe that his conduct was unlawful, and reasonably believed that his conduct was in the best interests of the Company. The parties intend that the terms used in this paragraph will have the same meaning as the same terms used in Section 145 of the Delaware General Corporation Law.

15.   Mutual Confidentiality.

   a. General Standard. It is the intent of the parties that both (i) the substance of Carlson's potential claims against the Company and (ii) the terms of his separation from the Company, including the provisions of this Agreement and the Carlson Release (collectively "Confidential Information"), will be forever treated as confidential.

Accordingly, Carlson and the Company will not disclose Confidential Information to anyone at any time, except as provided in subparagraph 15(b).

   b.  Exceptions.

       i. It will not be a violation of this Agreement for the parties to disclose Confidential Information to the Company's stockholders or in public filings in the form of proxy statements or other reports required by securities laws or to governmental agencies as required by law, including, but not limited to, the Securities and Exchange Commission and any federal or state tax authority.

      ii. It will not be a violation of this Agreement for Carlson to disclose Confidential Information to his immediate family, his attorneys, or his accountants or tax advisors.

      iii. It will not be a violation of this Agreement for Carlson to disclose to employers and/or prospective employers that he is constrained from certain activities as a result of the terms of subparagraphs 10(a), 10(b), and 10(c) above. Nor will it be a violation of this Agreement for Carlson to inform Company employees who ask him about employment opportunities outside the Company that the terms of paragraph 10(b) of this Agreement preclude him from engaging in certain activities that could interfere with their employment with the Company.

      iv. It will not be a violation of this Agreement for either party to disclose Confidential Information to the Company's auditors, its attorneys, or its directors, officers, employees, and agents who have a legitimate reason to obtain the Confidential Information in the course of performing their duties or responsibilities for the Company.

16. Non-Disparagement. Carlson will not disparage, defame, or besmirch the reputation, character, image, products, or services of the Company, or the reputation or character of its directors, officers, employees, or agents. The Company will not disparage, defame, or besmirch the reputation, character, or image of Carlson.

17. Claims Involving the Company. Carlson will not recommend or suggest to any potential claimants or plaintiffs or their attorneys or agents that they initiate claims or lawsuits against the Company, any of its affiliates or divisions, or any of its or their directors, officers, employees, or agents, nor will Carlson voluntarily aid, assist, or cooperate with any claimants or plaintiffs or their attorneys or agents in any claims or lawsuits now pending or commenced in the future against the Company, any of its affiliates or divisions, or any of its or their directors, officers, employees, or agents; provided, however, that this paragraph will not be interpreted or construed to prevent Carlson from giving testimony in response to questions asked pursuant to a legally enforceable subpoena, deposition notice, or other legal process, during any legal proceedings involving the Company, any of its affiliates or divisions, or any of its or their directors, officers, employees, or agents.

18. Records, Documents, and Property. On or before May 16, 1995, Carlson will return to the Company all records, correspondence, documents, financial data, plans, computer disks, computer tapes, and other tangible property in his possession belonging to the Company.

19. Time to Consider Agreement. Carlson understands that he may take at least 21 calendar days to decide whether to sign this Agreement and the Carlson Release, which 21-day period will commence on the date on which Carlson first receives copies of this Agreement and the Carlson Release for review. Carlson represents that if he signs this Agreement and the Carlson Release before the expiration of the 21-day period, it is because he has decided that he does not need any additional time to decide whether to sign this Agreement and the Carlson Release.

20. Right to Rescind or Revoke. Carlson understands that he has the right to rescind or revoke this Agreement and the Carlson Release for any reason within 15 calendar days after he signs them (which 15-day period expressly includes any other shorter time periods provided by law). Carlson understands that this Agreement and the Carlson Release will not become effective or enforceable unless and until he has not rescinded this Agreement and the Carlson Release and any applicable rescission period has expired. Carlson understands that if he wishes to rescind, the rescission must be in writing and hand-delivered or mailed to the Company. If hand-delivered, the rescission must be (a) addressed to Mr. David E. Frasch, Corporate Secretary, Cray Research, Inc., 770
Industrial Boulevard, Chippewa Falls, WI   54729; and (b) delivered to Mr.
Frasch within the 15-day period.  If mailed, the rescission must be:
(a) postmarked within the 15-day period; (b) addressed to Mr. David E. Frasch, Corporate Secretary, Cray Research, Inc., 770 Industrial Boulevard, Chippewa Falls, WI 54729; and (c) sent by certified mail, return receipt requested.

21. Full Compensation. Carlson and his attorneys, Mackall, Crounse & Moore, P.L.C., understand that the payments made and other consideration provided by the Company under this Agreement will fully compensate Carlson for and extinguish any and all of the claims Carlson is releasing in the Carlson Release, including, but not limited to, his claims for attorneys' fees and costs and any and all claims for any type of equitable or legal relief.

22. No Admission of Wrongdoing. Carlson understands that this Agreement does not constitute an admission that the Company has violated any local ordinance, state or federal statute, or principle of common law, or that the Company has engaged in any improper or unlawful conduct or wrongdoing against Carlson. Carlson will not characterize this Agreement or the payment of any money or other consideration in accordance with this Agreement as an admission that the Company has engaged in any improper or unlawful conduct or wrongdoing against him.

23. Authority. Carlson represents and warrants that he has the authority to enter into this Agreement and the Carlson Release, and that no causes of action, claims, or demands released pursuant to this Agreement and the Carlson Release have been assigned to any person or entity not a party to this Agreement and the Carlson Release.

24. Representation. Carlson acknowledges that he has been represented by his own attorneys in this matter, that he has had a full opportunity to consider this Agreement and the Carlson Release, that he has had a full opportunity to ask any questions that he may have concerning this Agreement, the Carlson Release, or the settlement of his claims against the Company, and that he has not relied upon any statements or representations made by the Company or its attorneys, written or oral, other than the statements and representations that are explicitly set forth in this Agreement, the Carlson Release, the Cray Release, the Stock Plan, and any other employee benefit plans sponsored by the Company in which Carlson is a participant.

25. Successors and Assigns. This Agreement will be binding upon and inure to the benefit of the parties and their respective heirs, representatives, successors, and assigns, including, but not limited to, a purchaser of substantially all the business or assets of the Company, but will not be assignable by either party without the prior written consent of the other party.

26. Invalidity. In the event that any provision of this Agreement, the Carlson Release, or the Cray Release is determined by a court of competent jurisdiction to be invalid, illegal, or unenforceable in any respect, such a determination will not affect the validity, legality, or enforceability of the remaining provisions of this Agreement, the Carlson Release, or the Cray Release, and the remaining provisions of this Agreement, the Carlson Release, and the Cray Release will continue to be valid and enforceable, and any court of competent jurisdiction may so modify the objectionable provision as to make it valid and enforceable.

27. Entire Agreement. Before signing this Agreement, the Carlson Release, and the Cray Release, the parties and their representatives engaged in discussions and formal negotiations and generated certain documents, in which the parties and their representatives considered the matters that are the subject of this Agreement, the Carlson Release, and the Cray Release. In such discussions, negotiations, and documents, the parties and their representatives may have expressed their judgments and beliefs concerning the intentions, capabilities, and practices of the parties, and may have forecast future events. The parties recognize, however, that all business transactions, including the transactions upon which the parties' judgments, beliefs, and forecasts are based, contain an element of risk, and that it is normal business practice to limit the legal obligations of contracting parties only to those promises and representations that are essential to the transaction so as to provide certainty as to their respective future rights and remedies. Accordingly, this Agreement, the Carlson Release, the Cray Release, the Stock Plan, and any other employee benefit plans sponsored by the Company in which Carlson is a participant are intended to define the full extent of the legally enforceable undertakings of the parties, and no promises or representations, written or oral, that are not set forth explicitly in this Agreement, the Carlson Release, the Cray Release, the Stock Plan, or any other employee benefit plans sponsored by the Company in which Carlson is a participant are intended by either party to be legally binding, and all other agreements and understandings between the parties are hereby superseded.

28. Headings. The descriptive headings of the paragraphs and subparagraphs of this Agreement are inserted for convenience only, and do not constitute a part of this Agreement.

29. Counterparts. This Agreement may be executed simultaneously in two or more counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

30. Governing Law. This Agreement, the Carlson Release, and the Cray Release will be interpreted and construed in accordance with, and any dispute or controversy arising form any breach or asserted breach of this Agreement, the Carlson Release, or the Cray Release will be governed by, the laws of Minnesota.

         IN WITNESS WHEREOF, the parties have executed this Agreement on the date stated above.
                                    /S/ John F. Carlson
                                   _________________________________
                                    JOHN F. CARLSON


                                    CRAY RESEARCH, INC.

                                     /s/ John L. Sullivan
                                   _________________________________
                                   JOHN L. SULLIVAN
                                   Its General Counsel

EXHIBIT A

STRICTLY CONFIDENTIAL

CARLSON RELEASE


Definitions. All words used in this Release have their plain meanings in ordinary English. Specific terms used in this Release have the following meanings:

A. "I", "me", and "my" mean both me and anyone who has or obtains any legal rights or claims through me.

B. "Employer" means Cray Research, Inc. ("the Corporation"), any company providing insurance to the Corporation in the present or past, any present or past stock option or other employee benefit plans sponsored by the Corporation, any present or past affiliates, divisions, committees, directors, officers, employees, or agents of the Corporation, any predecessors, successors, or assigns of the Corporation, and any person who acted on behalf of or on instructions from the Corporation.

C. "My Claims" mean all of my existing rights to any relief of any kind from the Employer, whether or not I now know about those rights, including, but not limited to:

1. all claims that arise out of or that relate to my employment or the termination of my employment with the Employer;

2. all claims that arise out of or that relate to the statements or actions of the Employer;

3. all claims for any alleged unlawful discrimination or any other alleged unlawful practices that arise out of or that relate to the statements or actions of the Employer, including, but not limited to, claims under the Civil Rights Act of 1964, the Age Discrimination in Employment Act, the Americans with Disabilities Act, the Civil Rights Act of 1991, the Minnesota Human Rights Act, the Minnesota Workers' Compensation Act, and any federal or state wage and hour laws; and claims that the Employer engaged in conduct prohibited on any other basis under any federal, state, or local statute, ordinance, or regulation;

4. all claims for alleged unpaid compensation, expenses, stock options, and employee benefits; wrongful discharge; harassment; retaliation or reprisal; constructive discharge; assault or battery; defamation; intentional or negligent infliction of emotional distress; invasion of privacy; fraud or misrepresentation; interference with contractual or business relationships; violation of public policy; my conduct, if any, as a "whistleblower"; negligence; false imprisonment; breach of contract; breach of fiduciary duty; breach of the covenant of good faith and fair dealing; promissory or equitable estoppel; and any other wrongful employment practices; and

5. all claims for compensatory damages, liquidated damages, punitive damages, attorneys' fees, costs, and disbursements;

but excluding all claims that I may have under the Agreement, any stock option or other employee benefit plans sponsored by the Corporation in which I am a participant, or my rights to indemnification and advancement of expenses as provided in the charter documents of the Corporation and under applicable law, and to coverage and a legal defense under any applicable general liability and/or directors' and officers' liability insurance policies maintained by the Corporation.

D. "Agreement" means the Separation Agreement between the Corporation and me that I am executing on the same date that I first execute this Release, together with all the documents attached to the Agreement.

Agreement to Release My Claims. I will receive certain sums of money and other consideration from the Employer or its agent as set forth in the Agreement if I sign and do not rescind this Release or the Agreement as provided below. In exchange for that money and other consideration, I agree to give up all My Claims. I will not bring any lawsuits or make any other demands against the Employer based on My Claims. The money and other consideration that I will receive in exchange for this Release and the Agreement are a full and fair payment for the release of My Claims. The Employer does not owe me anything for the release of My Claims in addition to the money and other consideration that I am receiving in exchange for this Release and the Agreement.

My Right to Decide Whether to Sign this Release and the Agreement. I understand that I may take at least 21 calendar days to decide whether to sign this Release and the Agreement, and that this 21-day period will begin when I first receive copies of this Release and the Agreement. If I sign this Release and the Agreement before the expiration of the 21-day period, it is because I have decided that I do not need any additional time to decide whether to sign this Release and the Agreement.

My Right to Rescind this Release and the Agreement. I understand that I have the right to rescind (that is, cancel or revoke) this Release and the Agreement for any reason within 15 calendar days after I sign them. I understand that this 15-day period includes any other shorter time periods provided by law. I understand that this Release and the Agreement will not become effective or enforceable unless and until the rescission period has expired and I have not rescinded this Release and the Agreement. I understand that if I wish to rescind, the rescission must be in writing and hand-delivered or mailed to the Employer. If hand-delivered, the rescission must be: (a) addressed to Mr. David E. Frasch, Corporate Secretary, Cray Research, Inc., 770 Industrial
Boulevard, Chippewa Falls, WI   54729; and (b) delivered to Mr. Frasch within
the 15-day period. If mailed, the rescission must be: (a) postmarked within the 15-day period; (b) addressed to Mr. David E. Frasch, Corporate Secretary,
Cray Research, Inc., 770 Industrial Boulevard, Chippewa Falls, WI   54729; and
(c) sent by certified mail, return receipt requested.

Confidentiality. I understand that the terms of this Release and the Agreement are confidential, and that I may not disclose those terms to any person except under the circumstances described in the Agreement.

Additional Agreements and Understandings. Even though the Employer will pay me for the release of My Claims, the Employer does not admit that it is responsible or legally obligated to me for My Claims. In fact, I understand that the Employer denies that it is responsible or legally obligated for My Claims or that it has engaged in any improper or unlawful conduct or wrongdoing against me.

I have read this Release and the Agreement carefully and I understand all their terms. I have been advised to consult with my own attorneys prior to executing this Release and the Agreement. I have discussed this Release and the Agreement with my own attorneys, who have fully explained them to me. In agreeing to sign this Release and the Agreement, I have not relied on any statements or explanations made by the Employer or its attorneys, other than statements made in this Release, the Agreement, the Release executed by the Corporation, and any stock option and other employee benefit plans sponsored by the Corporation in which I am a participant.

I understand and agree that this Release, the Agreement, the Release executed by the Corporation, and any stock option and other employee benefit plans sponsored by the Corporation in which I am a participant contain all the agreements between the Employer and me relating to this settlement. We have no other written or oral agreements relating to this settlement.

I am age 18 or older, and I am not under any legal disabilities that prevent me from being legally bound by the agreements that I am making in this Release and the Agreement.

I have not filed for personal bankruptcy or been involved in any personal bankruptcy proceedings between the accrual of My Claims and the date of my signature below. I am legally able and entitled to receive the money and other consideration that I will receive from the Employer as set forth in the Agreement in settlement of My Claims.

Dated:  March 29, 1995.          /S/ John F. Carlson
                                 _____________________________
                                 JOHN F. CARLSON
Witnesses:
_________________________

_________________________

I am executing this Release again on the last day of my employment with the Corporation, and I intend that all of the terms contained in this Release will fully apply to My Claims as they exist today.

Dated:  May 16, 1995.            _____________________________
                                 JOHN F. CARLSON
Witnesses:
_________________________

_________________________

EXHIBIT B

CRAY RELEASE

Definitions. All words used in this Release have their plain meanings in ordinary English. Specific terms used in this Release have the following meanings:

A. "Cray" means Cray Research, Inc. ("the Corporation"), any company providing insurance to the Corporation in the present or past, any present or past stock option or other employee benefit plans sponsored by the Corporation, any present or past affiliates, divisions, or committees of the Corporation, any predecessors, successors, or assigns of the Corporation, and any person who acted on behalf of or on instructions from the Corporation.


B. "Carlson" means John F. Carlson and anyone who has or obtains any legal rights or claims through him.

C. "Cray's Claims" means all of Cray's existing rights to any relief of any kind from Carlson, including, but not limited to:

   1. all claims Cray has now, whether or not Cray now knows about those claims;

   2. all claims Cray could have made in response to any claims that Carlson has or could have asserted against Cray; and

   3. all claims for compensatory damages, liquidated damages, punitive damages, attorneys' fees, costs, and disbursements;

      but excluding all claims Cray may have under the Agreement.

D. "Agreement" means the Separation Agreement between Carlson and the Corporation that the Corporation is executing on the same date that the Corporation first executes this Release, together with all the documents attached to the Agreement.

Agreement to Release Cray's Claims. Cray will receive certain consideration from Carlson as set forth in the Agreement and the Release executed by him. In exchange for that consideration, Cray agrees to give up all Cray's Claims. Cray will not bring any lawsuits or make any other demands against Carlson based on Cray's Claims. The consideration that Cray will receive in exchange for this Release and the Agreement is a full and fair payment for the release of Cray's Claims. Carlson does not owe Cray anything for the release of Cray's Claims in addition to the consideration that Cray is receiving in exchange for this Release and the Agreement.

Additional Agreements and Understandings.   Even though Carlson will provide
consideration to Cray for the release of Cray's Claims, Carlson does not admit that he is responsible or legally obligated to Cray for Cray's Claims. In fact, Cray understands that Carlson denies that he is responsible or legally obligated for Cray's Claims or that he has engaged in any improper or unlawful conduct or wrongdoing against Cray.

The Corporation, through its undersigned officer, has read this Release and the Agreement carefully and understands all their terms. The Corporation has consulted with its own attorneys prior to executing this Release and the Agreement, who have fully explained them to the Corporation.

In agreeing to sign this Release and the Agreement, the Corporation has not relied on any statements or explanations made by Carlson or his attorneys, other than statements made in the Agreement and the Release executed by Carlson.

Cray understands and agrees that this Release, the Agreement, the Release executed by Carlson, and any stock option or other employee benefit plans sponsored by the Corporation in which Carlson is a participant contain all the agreements between Cray and Carlson relating to this settlement. Cray and Carlson have no other written or oral agreements relating to this settlement.

The undersigned officer of the Corporation has the authority to legally bind Cray by the agreements that Cray is making in this Release and the Agreement, and represents that Cray is not under any legal disabilities that prevent it from being legally bound by the agreements that Cray is making in this Release and the Agreement.

Dated:  March 31, 1995.                     CRAY RESEARCH, INC.


                                            By /s/ John L. Sullivan
                                            _________________________
                                            JOHN L. SULLIVAN
                                            Its General Counsel

The Corporation is executing this Release again on the last day of Carlson's employment with the Corporation, and the Corporation intends that all of the terms contained in this Release will fully apply to Cray's Claims as they exist today.

      Dated:  May 16, 1995.                 CRAY RESEARCH, INC.

                                            By___________________________
                                              JOHN L. SULLIVAN
                                              Its General Counsel

EXHIBIT C

RETIREMENTS


In consideration of and pursuant to the terms of the Separation Agreement between Cray Research, Inc. and me, I hereby retire and resign as Chairman of the Board, a director, and an employee of Cray Research, Inc. effective as of May 16, 1995.


Dated:  March 31, 1995                    /S/ John F. Carlson
                                          ____________________________
                                          JOHN F. CARLSON

EXHIBIT D

______________, 1995


Mr. David E. Frasch
Corporate Secretary
Cray Research, Inc.
770 Industrial Boulevard
Chippewa Falls, WI  54729

Re:	John F. Carlson/Cray Research, Inc.

Dear Mr. Frasch:

This is to confirm that I have not rescinded and will not take action to \ rescind the Separation Agreement and Release that I executed in favor of Cray Research, Inc. and others on March 31, 1995.

                                      Very truly yours,



                                       _________________________
                                       JOHN F. CARLSON

Attachment 1

                          EMPLOYEE STOCK OPTION HISTORY REPORT


Employee:   000175      Carlson, John F.
Grant       Provision  Option   Grant   Price   No.of   New/       Expire Date
Date        Plan Year  Type     Status          shares  Renewal
                                (1)

24-Jan-94   1992       NQ        A      26.5    25,000   R          24-Jan-04
29-Jan-93   1992       NQ        A      27.5    45,456   R          29-Jan-03
29-Jan-93   1992       ISO       A      27.5    14,544   R          29-Jan-03
17-Sep-91   1989       NQ        A      40.625  15,000   R          17-Sep-98
6-Dec-90    1989       NQ        A      31.5     2,709   R           6-Dec-97
15-Nov-89   1989       NQ        A      30.875  16,498   R          15-Nov-96
15-Nov-89   1989       ISO       A      30.875  12,955   R          15-Nov-96
27-Jan-89   1989       NQ        C      60.625  14,382   N          CANCELLED
27-Jan-89   1989       ISO       C      60.625     618   N          CANCELLED
19-Jul-88   1985       NQ        E      30.875   2,042   R          EXPIRED
18-Nov-87   1985       NQ        E      30.875   1,562   R          EXPIRED
17-Nov-87   1985       NQ        E      30.875   2,895   R          EXPIRED
15-Jul-87   1985       ISO       C      102.5    1,778   N          CANCELLED
23-Jul-86   1985       NQ        C      89.625   1,562   N          CANCELLED
22-Jul-86   1985       ISO       C      89.5     1,117   N          CANCELLED
24-Jan-85   1985       NQ        E      32.313     386   R          EXPIRED
23-Jan-85   1985       ISO       E      31.5     3,174   R          EXPIRED
18-JAN-84   1982       ISO       E      28.313   2,544   R          EXPIRED
4-Jan-83    1982       ISO       E      18.313   5,460   R          EXPIRED
20-Jan-82   1982       ISO       E      17.375   8,600   R          EXPIRED
29-Sep-80   1979       NQ        E      13.54   20,308   R          EXPIRED
29-Sep-80   1979       ISO       E      13.54    3,692   R          EXPIRED
14-Mar-79   1979       NQ        E       4.25    9,236   N          EXPIRED
14-Mar-79   1979       ISO       E       4.25   11,764   N          EXPIRED

Total Active Shares (2):                         132,162

(2)
NOTE: Total active shares does not track vesting and/or exercise of options. Information on actual number of shares available for exercise may be obtained through the Payroll Department.
(1) A = Active; C = Cancelled; E = Expired

AMENDMENT TO
SEPARATION AGREEMENT


This Amendment to Separation Agreement is made and entered into as of March 31, 1995 by and between John F. Carlson ("Carlson"), a Minnesota resident, and Cray Research, Inc. ("the Company"), a Delaware corporation.

In consideration of the Separation Agreement ("Agreement") previously entered into by and between them, the parties agree to amend paragraph 8 thereof by striking paragraph 8 in its entirety and substituting a new paragraph 8 to read as follows:

    8. Insurance Continuation. Carlson's current medical coverage will remain in effect until May 31, 1995. After May 31, 1995, Carlson will have the right to continue medical coverage for himself and his covered dependents for 24 months under the Company's Retiree Medical Plan under such terms as are made available to similarly-situated retired employees of the Company, provided that Carlson continues to pay his share of the premiums therefor. Thereafter, Carlson will be entitled to continue his group medical insurance under such terms as are made available to similarly-situated retired employees of the Company, provided that Carlson pays the entire cost of such insurance. After May 31, 1995, Carlson will have the right, under such terms as are made available to similarly-situated retired employees of the Company, to continue
(i) his basic life insurance coverage for 24 months at no cost to him, and (ii) his optional life and dependent life insurance coverages for 24 months provided that he continue to pay the premiums therefor. Thereafter, Carlson will be entitled to continue his group life insurance coverages under such terms as are made available to similarly-situated retired employees of the Company, provided that Carlson pays the entire cost of such insurance.

In all other respects, the provisions of the Agreement remain in full force and effect.

      IN WITNESS WHEREOF, the parties have executed this Agreement on the date stated above.



                                    /s/ John F. Carlson
                                    ________________________________
                                    JOHN F. CARLSON



                                    CRAY RESEARCH, INC.


                                     /s/ John L. Sullivan
                                    _________________________________
                                    JOHN L. SULLIVAN
                                    Its General Counsel