Form 10-Q
period 1995-06-30
CRAY RESEARCH INC
filed 1995-08-14
CIK 25506

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q


           	[X]	Quarterly Report Pursuant to Section 13 or 15(d) of
                   		The Securities Exchange Act of 1934

                                    		or

          	[ ]	Transition Report Pursuant to Section 13 or 15(d) of
                   		The Securities Exchange Act of 1934




	For the quarter ended:                  	Commission file number:
	June 30, 1995                                   	1-8028



                           CRAY RESEARCH, INC.
            (Exact name of Registrant as specified in its charter)


       	Delaware	                                39-1161138
	(State of Incorporation)                (I.R.S Employer Identification No.)

                           655A Lone Oak Drive
                            Eagan, MN  55121
                 (Address of principal executive offices)

                    Telephone Number:  (612) 452-6650



	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to the filing requirements for at least the past 90 days.	  YES-X
NO



	As of July 31, 1995 25,448,118 shares of the Registrant's Common Stock were outstanding.

                    CRAY RESEARCH, INC. and SUBSIDIARIES

	                                FORM 10-Q

                              	June 30, 1995



                                	I N D E X


                                                        			Page
		                                                       	------
Part I - Financial Information:

	Consolidated Statements of Operations-
	      Three and six months ended June 30, 1995 and 1994    	1

	Consolidated Balance Sheets -
	      June 30, 1995 and December 31, 1994                  	2

	Consolidated Statements of Cash Flows -
	      Six months ended June 30, 1995 and 1994              	3

	Notes to Consolidated Financial Statements                 	4

	Financial Review                                           	6


Part II - Other Information                                	11


Signatures                                                 	12


Exhibit Index                                              	13

                    CRAY RESEARCH, INC. and SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                Three Months Ended        Six Months Ended
                                   June 30             		       June 30
                              ----------------------   ----------------------
                                 1995       1994         1995        1994
                              ----------  ----------   ----------  ----------
                                    (In thousands, except per share data)
Revenue:
 Sales and lease                 $85,218    $167,450     $162,712   $370,768
 Service fees                     54,516      48,368      108,085     93,915
----------------------------   ---------   ---------    ---------   --------
  Total revenue                  139,734     215,818      270,797    464,683
----------------------------   ---------   ---------    ---------   --------

Cost of revenue:
 Cost of sales and lease          57,730      89,297      103,680    193,645
 Cost of services                 38,903      38,262       77,193     74,710
----------------------------   ---------   ---------    ---------   --------
  Total cost of revenue           96,633     127,559      180,873    268,355
----------------------------   ---------   ---------    ---------   --------

Gross profit                      43,101      88,259       89,924    196,328
----------------------------   ---------   ---------    ---------   --------

Operating expenses:
 Development and engineering      29,853      37,228       64,807     74,127
 Sales, marketing and G & A       40,710      42,023       81,790     80,331
 Restructure & one-time charges  101,090         -        141,813        -
----------------------------   ---------   ---------    ---------   --------
  Total operating expenses       171,653      79,251      288,410    154,458
----------------------------   ---------   ---------    ---------   --------
Operating income (Loss)         (128,552)      9,008     (198,486)    41,870

 Other income (expense), net       2,708       2,669        3,426      1,161
----------------------------   ---------   ---------    ---------   --------
Earnings (Loss) before income   (125,844)     11,677     (195,060)    43,031
 taxes
Income tax benefit (expense)     (13,063)     (3,475)       7,861    (12,875)
----------------------------   ---------   ---------    ---------   --------
Net earnings (Loss)            $(138,907)  $   8,202    $(187,199)  $ 30,156
----------------------------   =========   =========    =========   ========
Earnings (Loss) per common and
 common equivalent share       $   (5.51)  $     .32    $   (7.41)  $   1.16
----------------------------   =========   =========    =========   ========
Average number of common and
 common equivalent shares
 outstanding                      25,190      25,786       25,249     25,936
----------------------------   =========   =========    =========   ========

See accompanying notes to consolidated financial statements.

                       CRAY RESEARCH, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                June 30       December 31
                                                  1995            1994
                                                ----------      ------------
Assets                                               (In thousands)
-------------------------------------------
Current assets:
 Cash and equivalents                         $   58,733        $   55,543
 Receivables                                     117,503           229,808
 Inventories                                     235,133           207,496
 Other current assets                             41,370            41,191
-------------------------------------------    ---------         ---------
  Total current assets                           452,739           534,038

Long-term receivables                             19,248            20,959

Leased systems and spares, net                    76,007           110,207

Property, plant and equipment, net               220,121           265,116

Long-term cash investments                       175,000           200,000

Other assets                                      50,475            51,559
-------------------------------------------    ---------         ---------
                                              $  993,590        $1,181,879
                                               =========         =========
Liabilities and Stockholders' Equity
-------------------------------------------
Current liabilities:
 Current installments of long-term debt        $   9,300        $    7,344
 Accounts payable                                 49,201            37,999
 Accrued expenses                                 83,812           110,373
 Income taxes payable                                  0             7,009
 Deferred income and customer advances           101,550            75,214
-------------------------------------------    ---------         ---------
  Total current liabilities                      243,863           237,939
-------------------------------------------    ---------         ---------
Long-term debt, excluding
 current installments                             92,703            97,000

Other long-term obligations                       14,281            18,030

Stockholders' equity:
 Common stock                                     31,511            31,511
 Additional paid-in capital                       72,719            91,973
 Retained earnings                               735,361           922,560
 Foreign currency translation adjustments          8,300             2,774
 Unearned compensation-restricted stock           (5,788)                0
 Treasury stock, at cost                        (199,360)         (219,908)
-------------------------------------------    ---------         ---------
  Total stockholders' equity                     642,743           828,910
-------------------------------------------    ---------         ---------
                                              $  993,590        $1,181,879
                                               ==========        =========
See accompanying notes to consolidated financial statements.
                                     2

               CRAY RESEARCH, INC. and SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)


                                                          Six months ended
                                                               June 30
                                                         --------------------
                                                            1995       1994
                                                         ---------  ---------
                                                            (In thousands)
Cash flows provided by (used in) operations             $ 22,610    $ 31,559
-----------------------------------------------------    -------     -------

Cash flows provided by (used in) investing:
  Transfers from (to) long-term investments               25,000      15,000
  Expenditures for leased systems and spares             (10,860)    (15,446)
  Expenditures for property, plant and equipment         (30,981)    (42,681)
  Other, net                                               2,044         294
-----------------------------------------------------    -------     -------
   Total cash flows used in investing                    (14,797)    (42,833)
-----------------------------------------------------    -------     -------

Cash flows provided by (used in) financing:
  Proceeds from borrowings                                10,825      23,321
  Proceeds from the sale of common stock to employees      6,731       7,249
  Repayments of debt                                     (14,393)    (24,833)
  Repurchases of common stock                            (11,282)    (14,258)
-----------------------------------------------------    -------     -------
   Total cash flows provided by (used in) financing       (8,119)     (8,521)
-----------------------------------------------------    -------     -------

Effect of exchange rate changes                            3,496       1,730
-----------------------------------------------------    -------     -------

Increase (decrease) in cash and equivalents                3,190     (18,065)

Cash and equivalents at beginning of period               55,543      78,373
-----------------------------------------------------    -------     -------

Cash and equivalents at end of period                   $ 58,733    $ 60,308
-----------------------------------------------------    =======     =======

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


(2) Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

(3) During the first six months of 1995, the Company made operational changes intended to better align its resources with its evolving strategy, to improve its efficiency and achieve a more competitive cost structure.
    The Company recorded pre-tax restructure and one-time charges during the first six months totalling $141,813,000 related to reserves for excess inventories compared to anticipated future demands ($62 million), reserves for adjustments to net book value of internal systems ($36 million), charges related to excess capacity in a manufacturing and development facility ($21 million), costs related to staff reductions ($16 million), and other miscellaneous charges ($7 million).

    The following table summarizes the changes in the Company's restructure reserves for the six months ended June 30, 1995 (in thousands):

    Restructure reserves at December 31, 1994                 $      0
    Reserve additions                                          141,813
    Payments and asset write downs                            (131,871)
                                                              --------
    Restructure reserves at June 30, 1995                     $  9,942
                                                              ========

                    CRAY RESEARCH, INC. and SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Continued)


(4)  Selected consolidated financial statement details (in thousands):

                                                    June 30     December 31
                                                       1995          1994
                                                    ---------     ----------
     Inventories:
      Components and subassemblies                 $  92,938       $  97,717
      Systems in process                              92,346          74,940
      Finished goods                                  49,849          34,839
                                                    ---------      ----------
                                                   $ 235,133       $ 207,496
                                                    =========      ==========

     Leased systems and spares:
      Cost                                         $ 310,666      $  320,276
      Accumulated depreciation and amortization     (234,659)       (210,069)
                                                    ---------      ----------
                                                   $  76,007      $  110,207
                                                    =========      ==========

     Property, plant and equipment:
       Cost                                         $ 568,860       $ 585,267
       Accumulated depreciation and amortization     (348,739)       (320,151)
                                                   ----------      ----------
                                                    $ 220,121       $ 265,116
                                                    =========      ==========

                                     Three months ended      Six months ended
                                          June  30                June 30
                                     -------------------     -----------------
                                      1995       1994        1995       1994
                                     -------    -------     -------    -------
     Other income (expense), net:
       Interest income             $ 3,312    $ 2,400      $ 6,787    $ 4,667
       Interest expense             (2,203)    (2,321)      (4,773)    (4,525)
       Other, net                    1,599      2,590        1,412      1,019
                                    -------    -------     -------    -------
                                   $ 2,708    $ 2,669      $ 3,426    $ 1,161
                                    =======    =======     =======    =======



                  CRAY RESEARCH, INC. and SUBSIDIARIES
                            FINANCIAL REVIEW


OVERVIEW AND OUTLOOK

In fiscal year 1995 the Company is moving to higher unit volumes and lower average selling prices. It will focus on maintaining its traditional high performance supercomputing base, while also entering new, more competitive markets where it has not had a significant presence in the past. To better compete in these markets and under these conditions, Cray is making operational changes in 1995 to better align its resources with its evolving strategy, to improve efficiency, and to achieve a more competitive cost structure. The Company expects that additional restructuring charges will be recorded in 1995.

At the same time, 1995 will be a year of product transitions, both at the high-end and the low-end of the product line. Some of these new products will not be available for volume shipment until the second half of 1995
(T-90 series) or 1996 (follow on to the current massively parallel product).

These factors have resulted in an outlook for fiscal year 1995 that includes a decrease in revenue from 1994 in excess of 10% and a decrease in gross margin. While operating losses were generated in the first half of the year, operating income is anticipated to be generated in the second half. For the full year, the Company believes that it will be difficult to achieve break-even operating results prior to restructuring and one-time charges.

REVENUE

   Percent of total revenue
------------------------------                             Change from
 Three months     Six months                                prior year
--------------  --------------                       -------------------------
 1995    1994    1995    1994                        Three months   Six months
------  ------  ------  ------                       ------------   ----------
                                   Revenue:
  61.0%   77.6%   60.1%   79.8%     Sales and lease      (49.1)%      (56.1)%
  39.0    22.4    39.9    20.2      Service fees          12.7         15.1
------  ------  ------  ------     ---------------   ------------   ----------
 100.0%  100.0%  100.0%  100.0%    Total revenue         (35.3)%      (41.7)%
======  ======  ======  ======     ===============   ============   ==========

Revenues decreased 35.3% in the second quarter of 1995 from the same period in 1994, reflecting an $82.2 million decrease in sales and lease revenue and a $6.1 million increase in service revenues. For the six months, revenues decreased $193.9 million, or 41.7%, in 1995 compared to 1994.

The sales revenue decrease for the quarter and the first six months resulted from a significant decrease in the number of high-end systems installed during the periods. High-end systems traditionally have generated most of the sales revenue. This decrease in new high-end system installations was primarily a result of a product transition at the high-end from the C-90 series to the T-90 series. The T-90 series will not be shipping in substantial quantities until the second half of 1995. This decrease in revenue derived from high-end system installations was partially offset by an increase in low-end system sales.

                   CRAY RESEARCH, INC. and SUBSIDIARIES
                            FINANCIAL REVIEW
                              (continued)

The Company expects a decrease in total revenue for 1995 in excess of 10% from 1994 levels. This is due to changes in the makeup of sales revenue from high-end systems to a higher volume of low-end systems with lower average selling prices and product transitions as discussed above. In addition revenue from massively parallel processing systems is expected to be less in 1995 than in 1994 as a result of limitations in the number of customer applications able to fully utilize the system architecture, and due to customer anticipation for follow on product, not due for delivery until 1996.

Service revenues increased 12.7% for the quarter and 15.1% for the first six months as a result of increases in value added services. Most of this $6.1 million increase for the quarter and $14.2 million increase for the first six months was generated by the Minnesota Supercomputer Center, which was acquired during fourth quarter of 1994. Service revenues generated from the traditional maintenance business experienced a slight decrease, in spite of an increase in the installed system base. This reflects a continuation of the trend toward decreases in average service revenue per installation. This trend is caused by changes in: 1) the product mix, and 2) the service options offered to customers. Smaller systems generate lower monthly service fees than the traditional high-end systems. Also the new high-end systems are generally more reliable than the older systems they are replacing, allowing the Company to offer, and more customers to accept, lower priced service options with less coverage.

The order backlog at June 30, 1995 was $326 million, compared to $197 million a year earlier, and $282 million at March 31, 1995. Not all of the backlog is scheduled for delivery in 1995. The Company believes backlog information provides only a limited indication of its expected future revenue.

GROSS PROFIT


Percent of related revenue                            Change in percentages
--------------------------                              from prior year
Three months   Six months                            -----------------------
------------   -----------                              Three         Six
1995   1994    1995   1994                              months       months
-----  -----   -----  -----                            --------      --------
                                Gross Profit %:
 32.3%  46.7%   36.3%  47.8%    Sales and lease        (14.4)%       (11.5)%
 28.6   20.9    28.6   20.4     Service fees             7.7           8.2
-----  -----   -----  -----    -------------------     -------       -------
 30.8%  40.9%   33.2%  42.2%     Total gross profit%   (10.1)%        (9.0)%
=====  =====   =====  =====    ===================     =======       =======

The total gross profit percent declined from 40.9% in the second quarter of 1994 to 30.8% in 1995. For the six month period, gross profit declined 9.0 percentage points in 1995 compared to 1994. The decrease from the same period in 1994 reflects significantly lower margins earned on sales revenues in 1995.

                CRAY RESEARCH, INC. and SUBSIDIARIES
                          FINANCIAL REVIEW
                             (continued)


In 1995, total gross margins are and will continue to be lower compared with 1994, due to several factors. Sales gross margins will remain lower due to a shift in the product mix to smaller, lower margin systems and also due to a decrease in sales on the high-end, resulting primarily from the product transition described above. Service revenues, which have lower gross margins than product revenues, will also represent a greater percentage of total revenues in 1995, due to declines in sales revenues.

EXPENSES

Percent of total revenue                             Change from prior year
---------------------------                      --------------------------
Three months    Six months                       Three months   Six months
------------   ------------                      ------------   -----------
1995    1994   1995    1994
-----  -----   -----  -----
                             Operating Expenses:
 21.4%  17.2%   23.9%  16.0%  Development & engr       (19.8)%       (12.6)%
 29.1   19.4    30.2   17.2   Sales, mktg., & G & A     (3.1)          1.8
 72.3    0.0    52.4    0.0   Restruc. & one-time        N/A           N/A
-----  -----   -----  -----   --------------------
122.8%  36.6%  106.5%  33.2%   Total operating exp     116.6%         86.7%
=====  =====   =====  =====   ====================    =======        =======

Total operating expenses for the second quarter and the first six months increased in 1995 compared to 1994, due to restructuring and one-time charges recorded in 1995. Excluding restructure and one-time charges, operating expenses have declined compared with the comparable periods in 1994, but increased as a percentage of revenue because of the decrease in revenue in 1995.

Development and engineering expenditures decreased primarily due to decreases in T90 series and J90 series development and engineering activity, as these products move into full production; sales and marketing expenses increased $2.2 million during the first six months, mainly from the addition of low-end sales resources and increased advertising expenditures; and general and administrative expenses decreased from 1994.

Development and engineering and general and administrative expenses are expected to continue to remain below 1994 levels as the Company continues to refine its strategy and reduce costs. Sales and marketing expenses are expected to continue to increase in 1995, due to continuing investments in marketing, applications, and field sales resources primarily for the low-end business.

                CRAY RESEARCH, INC. and SUBSIDIARIES
                          FINANCIAL REVIEW
                              (continued)


RESTRUCTURE AND RELATED CHARGES

As noted in the Overview and Outlook section, the Company is making operational changes in 1995 to better align its resources with its evolving strategy, to improve its efficiency and achieve a more competitive cost structure. Significant actions were completed and related charges were recorded in the first six months of 1995. The Company anticipates that more charges will be taken later this year as it continues to refine its strategy and examine its cost structure.

Restructure and related charges totaling $141.8 million were recorded in the first six months of 1995 as a result of these operational changes. This amount included provisions for workforce reductions ($15.9 million), inventory provisions ($62.2 million), facilities writedowns and closings ($21.1 million), equipment write-downs and disposals ($36.2 million), and other ($6.4 million). Of the total charge, approximately $19.8 million will result in cash expenditures; the remaining $122.0 million is for non-cash charges. Future annual cost eliminations resulting from the actions encompassed in restructuring and on one-time charges to date are estimated to be over $30 million, approximately half of which will favorably impact cash.

INCOME TAXES
The Company recorded income tax expense for the second quarter of 10.4% of the pre-tax loss. This was a result of the reduction of the estimated annual effective rate of income tax benefit from 30.2% at the end of first quarter of 1995 to 4.0% at the end of the second quarter of 1995. The effective tax rate for the first six months of 1994 was 29.9%.

The large amount of restructuring and one-time charges in the second quarter resulted in an estimated gross deferred tax asset at the end of 1995 which is significantly larger than the estimated year end balance at the end of the first quarter. Consequently, the Company has increased its valuation allowance of the gross deferred tax asset, resulting in the reduction of the effective rate of income tax benefit for the year.

The Company evaluates a variety of factors in determining the amount of the deferred income tax asset to be recognized. Based on the currently available information, management has determined that the Company will more likely than not realize its net deferred tax asset.

FINANCIAL CONDITION
Total cash and long-term cash investments declined $21.8 million during the first six months of 1995 from $255.5 million at December 31, 1994 to $233.7 million at June 30, 1995.

Operations provided $22.6 million of cash during the first six months, compared to $31.6 million provided during the first six months of 1994.
The $9 million decrease in cash provided from operations reflects a reduction in receipts from customers which was not entirely offset by reductions in supplier and employee payments and income taxes paid.

                      CRAY RESEARCH, INC. and SUBSIDIARIES
                                FINANCIAL REVIEW
                                  (continued)

Investing activities, net of transfers of cash to and from long-term cash investments, used $39.8 million of cash during the first six months, down $18.0 million from the first six months of 1994, due to lower fixed asset expenditures ($31.0 million in 1995 vs $42.7 million in 1994). The Company expects capital expenditures for 1995 to remain below 1994 levels, due to a reduction in investments in manufacturing facilities and equipment for new product lines. There was a transfer from long-term cash investments to short term cash and equivalents of $25 million in the first six months of 1995 compared to $15 million in the first six months of 1994.

Financing activities used $8.1 million of cash. This net usage was mainly due to repurchases of common stock ($11.3 million), offset by proceeds from international borrowing ($10.8 million) and employee stock plans ($6.7 million). The Company repurchased approximately 663,000 shares of its common stock during the first quarter of 1995, which consumed the Company's then remaining repurchase authorization. The Company is authorized to repurchase an additional 1,000,000 shares as a result of action by the Company's Board of Directors during the second quarter of 1995.

For the year, the Company expects to be cash flow negative, primarily due to restructuring activity. The Company believes that its future cash requirements can be met with existing cash and investments and cash generated from operations. The Company also has an unused $75 million unsecured line of credit and adequate borrowing capacity available to meet future cash requirements, if needed, although no current plans exist to use either source.

                     CRAY RESEARCH, INC. and SUBSIDIARIES
                         PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)	Exhibits

   	(10)	Employment Agreement with J. Phillip Samper.

    (11)  Computation of Earnings Per Share.

    (27)  Financial Data Schedule


(b)No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                    SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
























                                        CRAY RESEARCH, INC.


Date      August 14, 1995             by /s/  LAURENCE L.BETTERLEY
         ----------------             -------------------------------
              	                       Laurence L. Betterley
	                                     Chief Financial Officer
	                                     (Principal Financial Officer)



Date      August 14, 1995             by  /s/  STEVEN E. SNYDER
         ----------------             -------------	------------------
              	                       Steven E. Snyder
                                      Corporate Controller
	                                     (Principal Accounting Officer)

                              EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CRAY RESEARCH, INC. AND SUBSIDIARIES ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30,
1995


(10)     Employment Agreement with J. Phillip Samper.

(11)    	Computation of Earnings Per Share.

(27)     Financial Data Schedule.

                                                               Exhibit 11
                        CRAY RESEARCH, INC. and SUBSIDIARIES
                         Computation of Earnings per Share

                                 Three Months Ended     Six Months Ended
                                       June 30                 June 30
                                 ---------------------  ---------------------
                                   1995       1994       1995       1994
                                 ---------- ----------  ---------- ----------
PRIMARY EARNINGS(LOSS) PER SHARE    (In thousands, except per share data)
--------------------------------
(Computation for Consolidated
 Statements of Operations)
Net earnings (loss)              $(138,907)    $8,202   $(187,199)    $30,156
Net earnings effect of interest
 on 6 1/8% Convertible Debentures        - (1)      - (1)       - (1)       -(1)
--------------------------------   -------    -------     -------     -------
Net earnings (loss) applicable
 to common and common
 equivalent shares               $(138,907)    $8,202   $(187,199)    $30,156
--------------------------------   -------    -------     -------     -------

Wtd ave no of common shares
 outstanding during the period      25,190     25,784      25,249      25,931
Common stock equiv-stock options         -          2           -           5
Common stock equivalents-
 convertible debentures                  - (1)      -  (1)      -  (1)      -(1)
--------------------------------   -------    -------     -------     -------
Total wtd ave no of common
 and com equiv shrs outstanding     25,190     25,786      25,249      25,936
--------------------------------   -------    -------     -------     -------

Earnings (Loss) per common and
 common equivalent share           $ (5.51)   $  0.32    $  (7.41)    $  1.16
--------------------------------   =======    =======     =======     =======

FULLY DILUTED ERNGS(LOSS)/SHARE
--------------------------------
Net earnings (loss) per primary
 computation above               $(138,907)   $ 8,202   $(187,199)    $30,156
--------------------------------   -------    -------     -------     -------
Wtd ave no of common shares o/s,
 as adjusted per primary
 computation above                  25,190     25,786      25,249      25,936
Additional dilutive effect of
 outstanding stock options               -          -           -           -
--------------------------------   -------    -------     -------     -------
Total wtd ave no of common
 and common equiv shrs o/s          25,190     25,786      25,249      25,936
--------------------------------   -------    -------     -------     -------
Earnings (Loss) per common and
 common equivalent share,
 assuming full dilution            $ (5.51)   $  0.32     $ (7.41)    $  1.16
--------------------------------   =======    =======     =======     =======

(1)The effect of the convertible debentures on earnings per share is anti-dilutive as of June 30, 1995 and 1994 and is excluded from the calculation.

                                                               Exhibit 10
                             EMPLOYMENT AGREEMENT

				THIS EMPLOYMENT AGREEMENT ("this Agreement") is made this 17th day of May, 1995, by and between CRAY RESEARCH, INC., a Delaware corporation
("the Company"), and J. PHILLIP SAMPER, a resident of Maryland ("the
Executive").
		WHEREAS, the Executive is experienced in managing significant business enterprises; and
		WHEREAS, the Company wishes to secure the Executive's services as
Chairman and Chief Executive Officer of the Company under the terms hereof; and
		WHEREAS, the Executive wishes to provide such services to the
Company;
		NOW THEREFORE, in consideration of the premises and of the mutual covenants and undertakings stated herein, the Executive and the Company hereby agree as follows:
 		1.	Period of Employment
	 	Subject to all terms and conditions hereof, the Company shall employ the Executive as, and the Executive shall serve the Company as, Chairman and
Chief Executive Officer of the Company, during the period commencing on the date hereof and ending on December 31, 1999 ("the Employment Period"), unless the
Executive's employment hereunder terminates earlier in accordance with Section 5 hereof.
			2. Duties and Powers of the Executive
			Subject to all terms and conditions hereof, the Company shall employ the Executive as Chairman and Chief Executive Officer of the Company.  The Board
of Directors of the Company has, effective as of the Executive's first day of actual employment with the Company, appointed the Executive as, and the

Executive shall serve as, Chairman and Chief Executive Officer of the Company.
As Chairman and Chief Executive Officer of the Company, the Executive shall have all duties customarily associated with the offices of chairman and chief executive officer of a significant business enterprise, shall have primary management responsibility for the Company, shall chair the governing board of the Company, and shall perform such other duties consistent with the offices of
Chairman and Chief Executive Officer as may be specified by the Board of
Directors of the Company, to whom the Executive shall report.  During the
Employment Period, the Executive shall devote full time to the Executive's duties hereunder, except that the Executive may continue to serve on the boards of directors of business corporations and charitable organizations on which he currently serves for reasonable amounts of time and make reasonable personal investments, and shall not accept other employment or engage in other material business or charitable activities, except as approved in writing in advance by the Chair of the Executive Committee of the Board of Directors of the Company.
			3. Compensation
			(a)  While the Executive is employed by the Company hereunder, the
Company shall pay to the Executive a base salary ("Base Salary") to be established by the Board of Directors of the Company from time to time but no less than $600,000 per year, and which has been established by the Board of
Directors, effective as of the Executive's first day of actual employment with the Company, at a rate of $600,000.00 per year.  The Company shall pay the
Executive's Base Salary to him in accordance with the Company's standard payroll practices as in effect from time to time.
	 	(b)	While the Executive is employed by the Company hereunder, the
Executive shall participate in the Company's Performance Incentive Plan ("the
Incentive Plan").  For each plan year during which the Executive participates in the Incentive Plan, the Company shall pay to the Executive an amount that is based on a minimum performance target of 80 percent of the Executive's eligible wages and a maximum performance target of 120 percent of his eligible wages, which amount, subject to the Guaranteed Incentive Award (as defined below), shall be prorated for plan year 1995 to reflect the actual amount of eligible wages paid to the Executive by the Company during 1995.  For the first 12 months while the Executive is employed by the Company hereunder, the Company shall pay to the Executive under the Incentive Plan an amount equal to the greater of the amount to which he otherwise would be entitled under the Incentive Plan or an amount ("the Guaranteed Incentive Award") no less than he would have received if his minimum performance target of 80 percent of eligible wages had been achieved, which eligible wages shall be prorated for plan year 1995 as provided above and shall be prorated for plan year 1996 based on an amount equal to
$600,000.00 minus the Executive's eligible wages under the Incentive Plan for
1995, regardless of the Company's actual annual business performance, and regardless of whether the Executive's employment hereunder has terminated in accordance with Section 5 hereof before the end of either plan year 1995 or plan year 1996, as the case may be, provided that the total of the Guaranteed
Incentive Award paid to the Executive by the Company for the first 12 months of his employment hereunder for plan years 1995 and 1996 does not exceed
$480,000.00.  Except as modified by the provisions of this Section 3(b), payments of Incentive Plan awards to the Executive by the Company shall be governed by the terms of the Company's Incentive Plan as it is in effect from time to time.
			(c)	Pursuant to the Company's 1989 Employee Stock Benefit Plan, as
amended ("the Stock Plan"), the Compensation Committee of the Company has,
effective as of the Executive's first day of actual employment with the Company, granted to the Executive:  (i) an option, granted pursuant to a stock option agreement in the form of Exhibit A hereto, to purchase 300,000 shares of common stock of the Company at a price per share equal to the closing price for a share of common stock of the Company on the New York Stock Exchange on the last trading day immediately preceding the public announcement of the Executive's agreement to be employed by the Company; and (ii) 200,000 shares of restricted common stock of the Company, granted pursuant to a restricted stock agreement in the form of Exhibit B hereto.  The Executive and the Company agree that they will execute and deliver a stock option agreement and restricted stock agreement in the form of Exhibit A and Exhibit B hereto, respectively, on the first day of the Executive's actual employment with the Company.
		 4.	Fringe Benefits
			(a)  While the Executive is employed by the Company hereunder, the
Company shall provide to the Executive such health insurance, life insurance, disability insurance, retirement savings, and other fringe benefits as are provided from time to time by the Company to its senior executives, in accordance with the Company's general benefits practices then in effect, and as are not provided for expressly in this Agreement.  A listing of such fringe benefits as they are in effect on the date hereof appears on Attachment 1 hereto.

			(b)	In addition to the fringe benefits provided to the Executive by the Company in accordance with Section 4(a) hereof, while the Executive is employed by the Company hereunder, the Executive shall be entitled to five weeks of paid vacation per year (prorated for calendar year 1995), which shall include any personal time benefit to which he is otherwise entitled under the Company's general benefits practices, and, if the Executive elects to join a country club located in the Twin Cities metropolitan area, then the Company shall reimburse the Executive for the membership fees and monthly dues charged by such country club.
			(c)	While the Executive is employed by the Company hereunder, the
Company shall reimburse the Executive for his reasonable and necessary business and travel expenses in accordance with the Company's general expense reimbursement practices in effect from time to time for its senior executives.
			(d)	After the Executive is employed by the Company hereunder, the
Company shall pay directly to the Executive's legal counsel a reasonable amount for the attorneys' fees and costs that the Executive has incurred in connection with the negotiation and preparation of this Agreement.
			(e)	Promptly after the execution of this Agreement by the Company and the Executive hereunder, the Company shall pay to the Executive a one-time signing bonus in the amount of $100,000.00.
			(f)  After the Executive is employed by the Company hereunder, the
Company shall reimburse the Executive for the following expenses associated with his search for a residence in and his move to the Twin Cities metropolitan area:
   (i) transportation costs incurred by the Executive and his wife for travel between Maryland and the Twin Cities for a period of up to six months;

  	(ii)	long-distance telephone charges incurred by the Executive
        and his wife in connection with the search for a residence in the Twin Cities metropolitan area for a period of up to six months;

  	(iii) the cost of temporary housing for the Executive and his wife in the Twin Cities metropolitan area for a period of up to six months;

  	(iv) all real estate brokerage and related fees, closing costs, and legal expenses incurred by the Executive and his wife in connection with the purchase of a residence in the Twin
        Cities metropolitan area; and

   (v) the actual cost of moving the household goods and personal effects of the Executive and his wife from Maryland to the Twin Cities metropolitan area.

			5. Termination
			The Executive's employment by the Company hereunder shall end immediately upon:
			(a)	receipt by the Company of the Executive's resignation from the
Company (whether written or oral),
			(b)	the Executive's receipt of written notice from the Company of termination of the Executive's employment,
			(c) the Executive's death or disability, or
			(d) expiration of the Employment Period,
and the date on which Termination occurs shall be "the Termination Date"
hereunder.
			6. Payments Upon Termination
			(a)	If the Executive's employment hereunder ends by reason of:

			(i)	resignation by the Executive without Good Reason (as defined below) or abandonment by the Executive of his employment,

			(ii)	termination by the Company For Cause (as defined below), or

			(iii)	the Executive's disability,
then the Company shall pay the Executive's Base Salary and the Guaranteed
Incentive Award, if any, only through the Termination Date.
			(b)	If the Executive's employment hereunder ends by reason of:
   (i) termination by the Company without cause,

  	(ii) resignation by the Executive for Good Reason, or

			(iii) expiration of the Employment Period,

then the Company (A) shall continue to pay the Executive's Base Salary throughout the Employment Period or for two years, whichever is less, (B) shall pay to the executive (i) the difference between $480,000.00 and the amount of the Guaranteed Incentive Award already paid to him, if any, and (ii) any other amount which he is entitled to receive under the Incentive Plan, and (C) shall pay to the Executive an additional amount that is equal to (i) two years of Base
Salary, (ii) minus the amount, if any, of the Executive's vested retirement benefits under the Company's Retirement Savings Plus Plan as it is then in effect, which amount the Company shall pay to the Executive in equal monthly installments.
			(c)	If the Executive's employment hereunder ends by reason of the
Executive's death, then the Company shall pay to the Executive's wife an amount equal to the total of (i) six months of Base Salary, plus (ii) the Guaranteed
Incentive Award, if any.
			(d) If the Executive's employment hereunder ends by reason of:
   (i) resignation by the Executive for Good Reason,

			(ii)	termination by the Company without cause,

			(iii)	the Executive's death or disability, or

			(iv)	expiration of the Employment Period,
then the Company shall pay to the Executive (or to his estate) an amount equal to the total of (i) the difference, if any, between the actual cost of his residence in the Twin Cities metropolitan area and the actual price at which the
Executive (or his estate) sells such residence, assuming that the actual selling price is at least equal to the appraised fair market value of such residence, and (ii) the actual cost of moving the household goods and personal effects of the Executive and his wife from Maryland to the Twin Cities metropolitan area previously paid to the Executive pursuant to Section 4(f)(v) hereof, adjusted for inflation, if any, since the time of such payment according to a  standard cost-of-living index.
   (e)	"Termination by the Company For Cause" shall mean termination for:
			(i) an act or acts of dishonesty undertaken by the Executive and intended to result in substantial gain or personal enrichment of the Executive at the expense of the Company,

		 (ii)	persistent failure to perform the duties and
        obligations of the Executive's employment which are demonstrably willful and deliberate on the Executive's part and which are not remedied in a reasonable period of time after receipt of written notice from the Company, or

			(iii)	the conviction of the Executive of a felony.

			(f)	"Good Reason" for resignation by the Executive shall mean
resignation because of:
   (i) the removal of the Executive as Chairman or Chief Executive
       Officer of the Company by action of the Company's Board of
       Directors;

   (ii) a "Change of Control" as defined in the Cray Research, Inc. Executives Severance Compensation Plan (the "Severance Plan") that results either in removal of the Executive as Chairman or Chief Executive Officer of the Company;

   (iii)	any reason that would constitute "good
         reason" for termination under the Severance Plan regardless of whether or not there has been a Change of Control; or

   (iv)	a lapse of coverage under or determination by the Audit
        Committee of the Board of Directors of the Company pursuant to Section 7 hereof of that the Company has failed to maintain and is unable to obtain within 60 days after such determination directors' and officers' liability insurance satisfactory to the Audit Committee.

			(g)	In the event of termination of the Executive's employment, the sole obligation of the Company shall be its obligation to make the payments called for by Section 6(a), Section 6(b), Section 6(c), or Section 6(d) hereof, as the case may be, and the Company shall have no other obligation to the
Executive or to his wife or his estate, except as otherwise provided by law, under the Stock Option Agreement or the Restricted Stock Option Agreement or, in
the event of termination by reason of the Executive's death or disability, under insurance policies then in effect.  Without limiting the generality of the foregoing, the Company shall not be required to make any payments under the
Incentive Plan except to the extent provided in the Incentive Plan (as modified by Section 3(b) hereof) with respect to plan years completed as of the
Termination Date.
			(h)	"Disability" means the inability of the Executive to perform the
Executive's duties hereunder by reason of illness or other physical or mental impairment or condition, if such inability continues for an uninterrupted period of 90 days or more.  A period of inability shall be "uninterrupted" unless and until the Executive returns to full-time work for a continuous period of at least 30 days.

	  (i)	Notwithstanding the foregoing provisions of this Section 6, if the
Executive's employment with the Company terminates after a "Change of Control" as defined in the Severance Plan, then the Executive shall be entitled to receive from the Company as a result of such employment termination the greater of the amount provided under Section 6(b) hereof or under such Severance Plan. Notwithstanding the provisions of the Severance Plan, in the event that a Change of Control occurs before the Executive has completed six months of continuous employment with the Company, the amount to which the Executive shall be entitled under the Severance Plan shall be determined, without reduction as otherwise provided for under Section 4.3(b) of the Severance Plan, and "Cash Compensation" as defined in the Severance Plan shall include the Guaranteed Incentive Award provided in Section 3(b) hereof without regard to the actual date of the actual date of the

  	(ii)	long-distance telephone charges incurred by	the Executive
        and his wife in connection with the search for a residence in the Twin Cities metropolitan area for a period of up to six months;

  	(iii) the cost of temporary housing for the Executive and his wife in the Twin Cities metropolitan area for a period of up to six months;

  	(iv) all real estate brokerage and related fees, closing costs, and legal expenses incurred by the Executive and his wife in onable to
obtain coverage satisfactory to the Audit Committee, and if the Company is unable to do so at a reasonable cost and within 60 days after such conclusion, then the Audit Committee shall promptly so advise the Executive in writing.
			8. Certain Covenants of the Executive
			(a)	As used in this Section 8, "Company" shall include the Company and each corporation, partnership, and other entity which controls the Company, is controlled by the Company, or is under common control with the Company (in each case "control" meaning the direct or indirect ownership of 50 percent or more of all outstanding equity interests).
			(b)	The Executive hereby agrees that, while the Executive is employed by the Company, until the first anniversary of the Employment Period if the
Executive's employment ends at that time, or until the first anniversary of the
Termination Date if the Executive's employment ends as a result of one of the reasons set forth in Sections 6(a) and (b) hereof, the Executive shall not, directly or indirectly:
			(i) own, operate, invest in, lend money to, be employed by, consult with, render services to, act as agent, officer, or director for, or acquire or hold any interest in (A) any computer business or other business of any nature which competes with any business owned or operated by the Company; or (B) any corporation,
       partnership, association, or other entity of any nature which owns, operates, or has an interest in any such computer or other competing business (except that nothing herein shall prohibit the
       Executive from owning not more than 1.0 percent of the
       outstanding shares of any class of stock of a corporation if such class of stock is regularly traded on a recognized national securities exchange);

			(ii) employ or attempt to employ any director, officer, or employee of the Company, or otherwise interfere with or disrupt any employment relationship (contractual or other) of the Company;

   (iii)	solicit, request, advise, or induce any present or
         potential customer, supplier, or other business contact of the Company to cancel, curtail, or otherwise change its relationship with the Company; or

			(iv) publicly criticize or disparage in any manner or by any means the Company, or any aspect of its management, policies,
        operations, products, services, practices, or personnel thereof.

			(c)	The Executive hereby acknowledges and agrees that all non-public information and data of the Company, including without limitation that related to product and service formulation, customers, pricing, sales, and financial results (collectively "Trade Secrets") are of substantial value to the Company, provide it with a substantial competitive advantage in its business, and are and have been maintained in the strictest confidence as trade secrets.  Except as otherwise approved in writing in advance by the Chair of the Executive Committee of the Board of Directors of the Company, the Executive shall not at any time divulge, furnish, or make accessible to anyone (other than the Company and its directors and officers) any Trade Secrets.
			(d)	The Executive hereby specifically acknowledges and agrees that this Section 8 and each provision hereof are reasonable and necessary to ensure that the Company receives the expected benefits of this Agreement and that violation of this Section 8 will harm the Company to such an extent that monetary damages alone would be an inadequate remedy.  Therefore, in the event of any violation by the Executive of any provision of this Section 8, the
Company shall be entitled to an injunction (in addition to all other remedies it may have) restraining the Executive from committing or continuing such violation.  If any provision or application of this Section 8 is held unlawful or unenforceable in any respect, then this Section 8 shall be revised or applied in a manner that renders it lawful and enforceable to the fullest extent possible.
			9. No Violation of Other Agreements
			The Executive hereby represents and agrees that neither (a) the
Executive's entering into this Agreement nor (b) the Executive's carrying out the provisions of this Agreement, shall violate any other agreement (oral or written) to which Executive is a party or by which Executive is bound.

			10. Successors and Assigns
			This Agreement is binding on the Executive and on the Company and its successors and assigns.  The rights and obligations of the Company under this Agreement may be assigned to a successor.  No rights or obligations of the
Executive hereunder may be assigned by the Executive to any other person or entity.
			11. Separate Representation
			The Executive hereby acknowledges that the Executive has sought and received independent advice from counsel of the Executive's own selection in connection with this Agreement and has not relied to any extent on any officer, director, or shareholder of, or counsel to, the Company in deciding to enter into this Agreement.
			12. Governing Law
			This Agreement shall be construed under and governed by the laws of the State of Minnesota.
			13. Severability
			Each section and provision of this Agreement shall be considered severable and any invalidity of any provision shall not render invalid or impair to any extent any other section or provision hereof.
			14. Withholding of Taxes, Etc.
			All payments to the Executive hereunder are subject to withholding of income and employment taxes and all other amounts required by law.
			15. Arbitration
			If any dispute arises between the parties with respect to the application, interpretation, or termination of this Agreement (excluding any dispute that gives the Company the right to seek injunctive relief against the

Executive pursuant to Section 8 hereof), then such dispute shall be submitted to arbitration for resolution.  The arbitrator shall be selected and the arbitration shall be conducted pursuant to the Employment Dispute Resolution
Rules of the American Arbitration Association ("AAA") (effective January 1,
1993).  Any request for arbitration must be made in writing by the party seeking arbitration and must be delivered by hand or sent by registered or certified mail, return receipt requested, postage prepaid, to both the other party and the
AAA within 90 days after the date on which the dispute between the parties first arose.  The decision of the arbitrator regarding any such dispute shall be final and binding on both parties, and any court of competent jurisdiction may enter judgment upon the award.  In the event any dispute is arbitrated or the Company seeks injunctive relief, the prevailing party shall be reimbursed by the other party for any costs of the proceeding charged to such party, including reasonable attorneys' fees and costs.
			16. Notices
			All notices hereunder shall be in writing and shall be deemed to have been duly given if delivered by hand or sent by registered or certified mail, return receipt requested, postage prepaid, to the party to receive the same at the address set forth with the signature of such party hereto or at such other address as may have been furnished to the sender by notice hereunder.  All notices shall be deemed given on the date on which delivered or, if mailed, on the date postmarked.

			17. Miscellaneous
			This Agreement contains the entire understandings of the parties hereto with respect to the employment of the Executive by the Company, and no provision hereof may be altered, amended, modified, waived, or discharged in any way whatsoever except by written agreement executed by both parties.  No delay or failure of either party to insist, in any one or more instances, upon performance of any of the terms and conditions of this Agreement or to exercise any rights or remedies hereunder shall constitute a waiver or a relinquishment of such rights or remedies or any other rights or remedies hereunder.
		IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed on the date and year first above written.

J. PHILLIP SAMPER          	  CRAY RESEARCH, INC.

804 Robin Hood Hill	        		655A Lone Oak Drive
Sherwood Forest, MD  21405   	Eagan, MN   55121


/s/ J. Phillip Samper									By:   /s/ Philip G. Heasley
J. PHILLIP SAMPER			         	PHILIP G. HEASLEY
							                      	Member of the Board of Directors
							                      	Cray Research, Inc.

                                ATTACHMENT 1

                  SENIOR EXECUTIVE BENEFITS SUMMARY
BENEFIT                                   COVERAGE
Health Insurance
     -Four plans available                Plans include: *MedOne
     -Eligible for immediate coverage     *MedTwo
     -No pre-existing limitation          Health Partners (HMO)
     -Employee pays for portion of        *MedThree
     coverage elected (from 4% to 31%     (domestic partner coverage
     for employee plus one dependent)     *Preferred provider organization

Health Care & Dependent Care              May elect to contribute pre-tax
Expense Account                           earnings up to: $5,000 for
                                          DCEA/$2,000 for HCEA

Life Insurance
     -Basic life**                        1X annual salary
     -Additional life                     1 to 4X annual salary
     (purchased by employee)**
     -Basic AD&D**                        1X annual salary
     -Additional AD&D                     1 to 4X annual salary
     (purchased by employee)**
     -Dependent life                      Spousal coverage = $25,000
     (purchased by employee)              Dependent child coverage = $10,000

     -Business travel insurance           $200,000

**Coverage capped at $750,000 each for
Basic/Additional Life and
Basic/Additional AD&D

Short-Term Disability Plan
     -Covers first 180 days               75% of base pay


Long-Term Disability Plan
     -PIP bonus included in pay           60% of base pay, up to
      calculation                         maximum of $15,000/month

Deferred Compensation Plan
     -Rabbi Trust                         Eligible to defer:
     -Three investment funds              *Base pay (up to 50%)
     -Deferral election made by           *Commissions (up to 90%)
     end of calendar year                 Incentive - PIP (up to 100%)
     (for next year's eligible earnings)
                                          * Must first reach 401(k)
                                          maximum ($9,240 for 1995)

Retirement Savings Plan (401k)
     -Pre-tax retirement savings         	Defer up to lesser of
                                          15% or federally allowed
                                          maximum
     -Cray match                          Cray contributes $.50 for
                                          each dollar contributed by employee
                                          up to a maximum contribution of
                                          $1,000 annually
                                          Cray targets a contribution of
     -Deferred                            4% annually (up to federal limit
                                          - currently set at $150,000
                                          - $9,240 for 1995)

Personal Time Benefit Plan
     -Full annual benefit is              0-5 years service = 122.2 hours
     credited at all times                6-15 years service = 163.8 hours
                                          15+ years service = 200.2 hours
Physical Exam Benefit
     -Physical by private physician       Eligible for all features
        age 30-44: biennial               -(dependent on age)
        age 45 & over: annual
     -In or outpatient hospital or
        clinic under age 45: no benefit
        age 45 & over: biennial

Tax Planning/Prep & Financial
Counseling Services
     -Annual dollar limit                  $8,000
     -3 year accumulation limit            $10,000

                              	Exhibit A

                           CRAY RESEARCH, INC.
                   1989 NONSTATUTORY OPTION AGREEMENT

		CRAY RESEARCH, INC., a Delaware corporation (the "Company"), pursuant to the 1989 Employee Benefit Stock Plan of the Company (the "Plan"),
and in consideration of services to be rendered to the Company or its subsidiaries by J. Phillip Samper (the "Employee"), grants to the Employee a nonstatutory option to purchase 300,000 shares of the Company's Common Stock
(the "Shares") at a price of $19.875 per share (the "Purchase Price"), all on the following terms and conditions.
		 1.	The Employee may exercise this nonstatutory option on a
cumulative basis at any time after May 16, 1996 (one year after the date of grant) and prior to May 17, 2005 (ten years after the date of grant), subject to prior termination or modification or acceleration of vesting as herein provided, in whole or in part with respect to the following:
		(a)	50% of the Shares one year after the date of grant; and
		(b)	the remaining 50% of the Shares two years after the date
		of grant.
		 2.	This nonstatutory option shall not be transferable by the
Employee, except by will or the laws of descent and distribution and, during the Employee's life, shall be exercisable only by the Employee and only while and if the Employee is continuously employed by the Company or a subsidiary of the Company, except as provided in Section 4 of this Agreement.
		 3.	This nonstatutory option may be exercised in whole or in
part, from time to time, by delivery to the Company of a written notice specifying the number of Shares desired to be purchased and accompanied by full payment to the Company of the Purchase Price, at the election of the Employee, in cash and/or by deliver of certificate(s) duly endorsed for transfer, in shares of the Company's Common Stock already owned by the Employee, or by delivery of a notice of exercise of the option and simultaneous sale of the shares of Common Stock thereby acquired pursuant to a brokerage or similar arrangement approved by the Company, using the proceeds from the sale as payment of the Purchase Price. Any shares endorsed and delivered to the Company in payment of the Purchase Price shall be valued at the closing price for the Common Stock on the New York Stock Exchange (or other appropriate market price) on the last business day preceding such exercise date on which there were sales. Any fractional share not required for payment of the Purchase Price shall be paid for by the Company in cash on the basis of the same value utilized for such exercise.

		 4.	In the event that the Employee's employment with the Company and its subsidiaries is terminated by reason of death, disability or retirement (as defined below), this nonstatutory stock option, to the extent not previously exercised, shall become immediately exercisable in full without regard to the percentage limitations set forth in Section 1(a) through (d)
above as follows:
   (a)	Death -- at any time by the Employee's estate prior to
expiration of the term of the option specified in Section 1;
   (b)	Disability -- within one year after termination of
employment because of disability; provided, however, that
the option must be exercised prior to the expiration of the
term of the option; and
   (c)	Retirement -- within two years after termination of
employment; provided, however, that the option must be
exercised prior to the expiration of the term of the option.
If employment is terminated for any other reason, the unexercised portion of this nonstatutory stock option shall expire.  For purposes of this Agreement:
"retirement" shall mean termination of Employee's employment under that certain Employment Agreement, dated May 17, 1995 (the "Employment Agreement"), between the Company and Employee either (i) by the Company without cause
(cause being defined in Section 6(e) of the Employment Agreement), (ii) by the
Employee for good reason (good reason being defined in Section 6(f) of the
Employment Agreement), or (iii) by reason of the expiration of the Employment
Period (Employment Period being defined in Section 1 of the Employment
Agreement); and "disability" shall have the meaning given it in Section 6(h)
of the Employment Agreement.
		 5.	Unless the issuance of the Shares purchased upon the
exercise of this nonstatutory option is registered with federal and state regulatory authorities, or is determined by counsel for the Company to be exempt from such registration, the Employee shall be required to give an investment representation in connection with such exercise and purchase, and transfer of the Shares received shall be appropriately restricted and requisite legends placed upon certificates of the Shares.

 	 6.	If prior to the expiration of this nonstatutory option, the Shares then subject to this nonstatutory option shall be affected by any recapitalization, merger, consolidation, reorganization, stock dividend, stock split, or other change in capitalization affecting the present Common Stock of the Company, then the number and kind of shares covered by this Agreement, and the Purchase Price per share, shall be appropriately adjusted by the
Compensation Committee, as it may deem necessary to prevent dilution or enlargement of rights which might otherwise result.
		 7.	If a Charge of Control of the Company occurs which, in the
opinion of the Company's independent certified public accountants may not be accounted for under generally accepted accounting principles as a "pooling of interests", then from and after the "Change of Control Date" all options outstanding hereunder shall be immediately exercisable in full, notwithstanding the provisions of paragraph 1.  The terms "Change of Control"
and "Change of Control Date" shall have the meanings given to such terms in the Plan.
   8.	It is intended that the Plan and this nonstatutory option comply and be interpreted in accordance with Rule 16b-3 under the Securities

Exchange Act of 1934, as amended.  The provisions of the Plan pertaining to nonstatutory options, to the extent not set forth in this Agreement, are incorporated by reference.
 		IN WITNESS WHEREOF, this Nonstatutory Stock Option Agreement is hereby executed as of May 17, 1995 (date of grant).
                            						CRAY RESEARCH, INC.


                            						By:  /s/ Philip G. Heasley
					                              		Company Representative Signature



                            						     /s/ J. Phillip Samper
     						                           		Employee Signature

						                          	Exhibit B
                            CRAY RESEARCH, INC.
                        RESTRICTED STOCK AGREEMENT


		THIS AGREEMENT, made this 17th day of May, 1995, by and between CRAY RESEARCH, INC., a Delaware corporation (the "Company"), and J. Phillip Samper ("Employee").
		The Cray Research, Inc. 1989 Employee Benefit Stock Plan (the "Plan") permits the Company to award shares of its Common Stock to the
Employee on the restricted basis set forth herein.
		Accordingly, in consideration of the agreements hereinafter set forth, the parties hereto hereby agree as follows:
		1.	Award of Restricted Stock

		The Company hereby awards to the Employee 200,000 shares of its Common Stock, subject to the restrictions set forth in the Plan and herein
(the "Restricted Stock"). Upon satisfaction of the conditions for the termination of the restrictions set forth in the Plan and herein, the restrictions shall lapse and the Restricted Stock shall vest in the Employee free of any restrictions. In the event the conditions for the termination of such restrictions are not satisfied, the Restricted Stock shall be forfeited to the Company and shall be surrendered to and canceled by the Company.

		 2.	Vesting and Forfeiture

		(a)	The Restricted Stock shall vest in the Employee free of the
restrictions in the Plan and herein at the end of the applicable period (the
"Restricted Period") set forth in Section 3 hereof and upon satisfaction of the conditions for release or lapse of other restrictions contained in the
Plan or herein.  In the event that the conditions for release or lapse of the restrictions are not satisfied with respect to any shares of Restricted stock, such shares shall be forfeited, and all rights of the Employee in such shares of Restricted Stock (and to other securities and other property, other than cash dividends, distributed with respect to such shares) shall terminate.

		(b)	Upon satisfaction of the conditions for release of
restrictions applicable to any shares of Restricted Stock, the Company shall issue a certificate representing such shares and deliver the certificate to the Employee free of any restriction, subject to any applicable federal or state securities laws or other laws.

		 3.	Restrictions

		The Restricted Stock shall be forfeited to the Company in the event and to the extent that such Restricted Stock does not vest in accordance with Exhibit A hereto.

		 4.	General Conditions Applicable to Restricted Stock

		(a)	Shares of Restricted Stock may not be sold, exchanged,
transferred, pledged, hypothecated or otherwise disposed of until the shares vest and are issued free of any restriction.

		(b)	A certificate or certificates evidencing the shares of
Restricted Stock awarded hereby shall be prepared and registered in the name of the Employee but shall be held in the custody of the Company until the conditions for termination of restrictions thereon are satisfied. Prior to issuance of any shares of the Restricted Stock, Employee shall deliver to the Company a stock power or stock powers endorsed in blank relating to the Restricted Stock sufficient to permit the Company to transfer the Restricted Stock to it or to cancel the Restricted Stock. Certificates issued with respect to the Restricted Stock shall bear a restrictive legend in substantially the following form:

  	The transferability of this certificate and the shares represented hereby are subject to the terms and conditions (including forfeiture) contained in the Cray Research, Inc. 1989 Employee Benefit Stock Plan and a Restricted Stock Agreement entered into between the registered owner and Cray Research, Inc. Copies of such Plan and Agreement are on file in the offices of Corporate Secretary of Cray Research, Inc. The shares represented by this certificate may not be sold, exchanged, transferred, pledged or otherwise disposed of without the prior written consent of the Company.

		When any shares of Restricted Stock vest and are to be issued free of any restrictions, the Employee's certificate(s) being held by the Company evidencing such shares shall be delivered to the Employee and the above restrictive legend shall be removed therefrom subject only to such further restrictive legend, if any, as may be required under the then applicable securities laws.

		(c)	Any additional shares of Common Stock or other securities or property issued in respect of outstanding Restricted Stock shall be issued subject to the same restrictions applicable to the Restricted Stock in respect of which they are issued.

		(d)	In the event of forfeiture of any Restricted Stock, any
additional shares of Common Stock or other securities or property (other than cash dividends) distributed with respect to such Restricted Stock shall be forfeited as well and the Company shall be entitled to have any and all certificates and other instruments evidencing such Restricted Stock and other securities and property transferred to it or canceled.

		(e)	If, prior to vesting of Restricted Stock in accordance with
the above performance goals or forfeiture thereof, a Change of Control (as defined in the Plan) of the Company occurs which, in the opinion of the
Company's independent certified public accountants may not be accounted for under generally accepted accounting principles as a "pooling of interests", then, effective upon the Change of Control Date (as so defined), all
Restricted Stock shall vest immediately.  The committee of the Board of
Directors of the Company that administers the Plan may make such provision as it deems equitable respecting the continuance of the restrictions contained herein on any Restricted Stock held by the employee during an approved leave of absence.

		 5.	Rights of a Stockholder

		The Employee shall have all of the rights and privileges of a stockholder and owner as of the date on which the Restricted Stock is awarded, including (i) the right to vote the Restricted Stock and (ii) the right to receive all dividends or other distributions paid or made with respect to the Restricted Stock; provided, however, that all distributions with respect to Restricted Stock (with the exception of cash dividends) shall be deposited with the Company and shall be subject to forfeiture in accordance with the Plan and this Agreement to the same extent as the Restricted Stock in respect of which such distributions were made.

		 6.	Miscellaneous

		(a)	The Restricted Stock is awarded pursuant to the Plan and is
subject to its terms.  A copy of the Plan is available to the Employee upon request.

		(b)	This Agreement shall not confer on the Employee any right
with respect to continuance of employment at any time.

		IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed on the date first set forth above.
					                            	CRAY RESEARCH, INC.


                            						By:/s/ Philip G. Heasley

                                 	Its:  Member of the Board of Directors

                            						EMPLOYEE

                            						/s/ J. Phillip Samper        May 17, 1995
					                            	Signature 		                 	Date

                                  Exhibit A

                         Vesting of Restricted Stock

		 1.	Subject to paragraph 2 below, the 200,000 shares of
Restricted Stock issued pursuant to the Restricted Stock Agreement between the Company and J. Phillip Samper (the "Employee") shall vest as follows:

		(a)	At any time that the Fair Market Value (as hereinafter
defined) of a share of Common Stock of the Company (a "Share") equals or exceeds $25.00, 50,000 shares of Restricted Stock will vest.

		(b)	At any time that the Fair Market Value of a Share equals or
exceeds $30.00, an additional 50,000 shares of Restricted Stock will vest.

		(c)	At any time that the Fair Market Value of a Share equals or
exceeds $37.50, an additional 50,000 shares of Restricted Stock will vest.

		(d)	At any time that the Fair Market Value of a Share equals or
exceeds $45.00, the remaining 50,000 shares of Restricted Stock will vest.

If the Shares are affected by recapitalization, merger, consolidation, reorganization, stock dividend, stock split or other change in capitalization then the target Fair Market Values set forth above shall be appropriately adjusted by the committee of the Board of Directors of the Company that administers the Plan.

		 2.	Notwithstanding the foregoing:

		(a)	if Employee's employment with the Company is terminated by
reason of Employee's death, disability or termination without cause or for good reason (each as defined in the Employment Agreement), then any shares of Restricted Stock that do not vest prior to the first anniversary of such termination of employment will be forfeited to the Company; and

		(b)	if Employee's employment with the Company is terminated for
any reason other than Employee's death, disability or termination without cause or for good reason (each as defined in the Employment
Agreement), then any shares of Restricted Stock that have not previously vested will be forfeited to the Company.

		 3.	For purposes hereof:

		(a)	"Fair Market Value" as of any date means:  (i) the average
closing price of a Share on the composite tape for New York Stock
Exchange ("NYSE") listed shares, or, if the Shares are not quoted on the NYSE composite tape, on the principle United States Securities Exchange on which the Shares are listed, in either case during the twenty trading days preceding that date, or (ii) if subparagraph (i) is not applicable, what the committee administering the Plan determines in good faith to be 100% of the Fair Market Value of a Share on that date.

		(b)	"Disability" has the meaning given it in Section 6(h) of the
Employment Agreement.