Form 10-Q
period 1995-09-30
CRAY RESEARCH INC
filed 1995-11-14
CIK 25506

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               FORM 10-Q


        [X]   Quarterly Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934

                                      or

        [ ]   Transition Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934




        For the quarter ended:             Commission file number:
	        September 30, 1995	                       1-8028



                             CRAY RESEARCH, INC.
             (Exact name of Registrant as specified in its charter)


                Delaware                             39-1161138
        (State of Incorporation)         (I.R.S Employer Identification No.)

                              655A Lone Oak Drive
                               Eagan, MN  55121
                   (Address of principal executive offices)

                      Telephone Number:  (612) 683-7100

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.	  YES-X     NO

   As of October 31, 1995, 25,520,744 shares of the Registrant's Common Stock were outstanding.

                    CRAY RESEARCH, INC. and SUBSIDIARIES

                                  FORM 10-Q

                            	September 30, 1995



                                  I N D E X


                                                                      Page
                                                                     ------
Part I - Financial Information:

     Consolidated Statements of Operations-
         Three and nine months ended September 30, 1995 and 1994	        1

     Consolidated Balance Sheets -
        September 30, 1995 and December 31, 1994                         2

     Consolidated Statements of Cash Flows -
        Nine months ended September 30, 1995 and 1994                    3

     Notes to Consolidated Financial Statements	                         4

     Financial Review                                                    6


Part II - Other Information                                             11


Signatures                                                              12


Exhibit Index	                                                          13
                   CRAY RESEARCH, INC. and SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                             (Unaudited)


                                Three Months Ended        Nine Months Ended
                                   September 30             September 30
                              ----------------------   ----------------------
                                 1995        1994         1995        1994
                              ----------  ----------   ----------  ----------
                                   (In thousands, except per share data)
Revenue:
 Sales and lease               $ 117,449   $ 171,508    $ 280,161   $ 542,276
 Service fees                     51,729      48,351      159,814     142,266
----------------------------   ---------   ---------    ---------   ---------
  Total revenue                  169,178     219,859      439,975     684,542
----------------------------   ---------   ---------    ---------   ---------

Cost of revenue:
 Cost of sales and lease          76,375      87,571      180,055     281,217
 Cost of services                 35,017      36,012      112,210     110,721
----------------------------   ---------   ---------    ---------   ---------
  Total cost of revenue          111,392     123,583      292,265     391,938
----------------------------   ---------   ---------    ---------   ---------

Gross profit                      57,786      96,276      147,710     292,604
----------------------------   ---------   ---------    ---------   ---------

Operating expenses:
 Development and engineering      27,177      34,793       91,984     108,921
 Sales, marketing & G & A         41,189      39,730      122,979     120,061
 Restructure & one-time charges    3,298         -        145,111        -
----------------------------   ---------   ---------    ---------   ---------
  Total operating expenses        71,664      74,523      360,074     228,982
----------------------------   ---------   ---------    ---------   ---------
Operating income (loss)          (13,878)     21,753     (212,364)     63,622

 Other income (expense), net        (226)        147        3,200       1,309
----------------------------   ---------   ---------    ---------   ---------
Earnings (Loss) before taxes     (14,104)     21,900     (209,164)     64,931
 Income tax benefit (expense)        568      (5,858)       8,429     (18,733)
----------------------------   ---------   ---------    ---------   ---------
Net earnings (loss)            $ (13,536)  $  16,042   $ (200,735) $   46,198
----------------------------   =========   =========    =========   =========
Earnings (Loss) per common and
 common equivalent share       $   ( .54)  $    0.62   $    (7.95) $     1.78
----------------------------   =========   =========    =========   =========
Average number of common and
 common equivalent shares
 outstanding                      25,294      25,725       25,252      25,884
----------------------------   =========   =========    =========   =========

See accompanying notes to consolidated financial statements.
                                    1




                        CRAY RESEARCH, INC. and SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                            September 30   December 31
                                               1995            1994
                                            ----------     -----------
Assets                                            (In thousands)
---------------------------------
Current assets:
 Cash and equivalents                      $   31,998      $   55,543
 Receivables                                  164,346         229,808
 Inventories                                  250,201         207,496
 Other current assets                          40,884          41,191
---------------------------------            --------        --------
  Total current assets                        487,429         534,038
Long-term receivables                          20,923          20,959
Leased systems and spares, net                 74,711         110,207
Property, plant and equipment, net            209,848         265,116
Long-term cash investments                    150,000         200,000

Other assets                                   48,207          51,559
---------------------------------           ---------       ---------
                                           $  991,118      $1,181,879
                                            =========       =========
Liabilities and Stockholders' Equity
-------------------------------------
Current liabilities:
 Current installments of long-term debt    $    7,932      $    7,344
 Accounts payable                              48,624          37,999
 Accrued expenses                              78,630         110,373
 Income taxes payable                               0           7,009
 Deferred income and customer advances        123,270          75,214
--------------------------------------       --------         -------
  Total current liabilities                   258,456         237,939
--------------------------------------       --------         -------
Long-term debt, excluding
 current installments                          92,654          97,000
Other long-term obligations                    12,643          18,030

Stockholders' equity:
 Common stock                                  31,511          31,511
 Additional paid-in capital                    71,918          91,973
 Retained earnings                            721,825         922,560
 Foreign currency translation adjustments       5,817           2,774
 Unearned compensation-restricted stock	       (7,082)	             0
 Treasury stock, at cost                     (196,624)       (219,908)
----------------------------------------      -------         -------
  Total stockholders' equity                  627,365         828,910
----------------------------------------      -------         -------
                                            $ 991,118      $1,181,879
                                              =======        ========
See accompanying notes to consolidated financial statements.
                                         2




                       CRAY RESEARCH, INC. and SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                                           Nine months ended
                                                               September 30
                                                         --------------------
                                                            1995       1994
                                                         ---------  ---------
                                                            (In thousands)
Cash flows provided by (used in) operations             $   (4,496)  $ 10,569
-----------------------------------------------------    ---------  ---------

Cash flows provided by (used in) investing:
  Transfers from (to) long-term investments                 50,000     15,000
  Expenditures for leased systems and spares               (22,261)   (27,519)
  Expenditures for property, plant and equipment           (41,320)   (56,624)
  Other, net                                                   769     (2,117)
-----------------------------------------------------    ---------  ---------
   Total cash flows used in investing                      (12,812)   (71,260)
-----------------------------------------------------    ---------  ---------

Cash flows provided by (used in) financing:
  Proceeds from borrowings                                  14,302     28,833
  Proceeds from the sale of common stock to employees        7,343      7,277
  Repayments of debt                                       (18,833)   (29,796)
  Repurchases of common stock                              (11,282)   (15,628)
-----------------------------------------------------    ---------  ---------
   Total cash flows used in financing                       (8,470)    (9,314)
-----------------------------------------------------    ---------  ---------

Effect of exchange rate changes                              2,233      3,417
-----------------------------------------------------    ---------  ---------

Decrease in cash and equivalents                           (23,545)   (66,588)

Cash and equivalents at beginning of period                 55,543     78,373
-----------------------------------------------------    ---------  ---------

Cash and equivalents at end of period                    $  31,998  $  11,785
-----------------------------------------------------    =========  =========

See accompanying notes to consolidated financial statements.

                           CRAY RESEARCH, INC. and SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (Unaudited)


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


(2) Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.


(3) During the first nine months of 1995, the Company made operational changes intended to better align its resources with its evolving strategy, improve its efficiency, and achieve a more competitive cost structure. The Company recorded pre-tax restructure and one-time charges during the first nine months totalling $145,111,000 related to reserves for excess inventories compared to anticipated future demands ($62 million), reserves for adjustments to net book value of equipment ($36 million), charges related to excess capacity in facilities, primarily a manufacturing and development facility ($21 million), costs related to staff reductions ($17 million), and other miscellaneous charges ($9 million).

       The following table summarizes the changes in the Company's restructure reserves for the nine months ended September 30, 1995
       (in thousands):

       Restructure reserves at December 31, 1994                 $      0
       Restructure and one-time charges                           145,111
       Payments and asset write downs                            (136,751)
                                                                 --------
       Restructure reserves at September 30, 1995                $  8,360
                                                                 ========

                         CRAY RESEARCH, INC and SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Continued)

(4)  Selected consolidated financial statement details (in thousands):

                                                   September 30   December 31
                                                       1995          1994
                                                   ------------   ------------
     Inventories:
       Components and subassemblies                 $  120,625     $   97,717
       Systems in process                               69,033         74,940
       Finished goods                                   60,543         34,839
                                                    ----------     ----------
                                                    $  250,201     $  207,496
                                                    ==========     ==========

     Leased systems and spares:
       Cost                                         $  295,117     $  320,276
       Accumulated depreciation and amortization      (220,406)      (210,069)
                                                    ----------     ----------
                                                    $   74,711     $  110,207
                                                    ==========     ==========

     Property, plant and equipment:
       Cost                                         $  570,824     $  585,267
       Accumulated depreciation and amortization      (360,976)      (320,151)
                                                    ----------     ----------
                                                    $  209,848     $  265,116
                                                    ==========     ==========


                                     Three months ended      Nine months ended
                                        September  30          September 30
                                     ------------------     ------------------
                                       1995       1994        1995       1994
                                     -------    -------     -------    -------
     Other income (expense), net:
       Interest income              $ 2,782    $ 2,502     $ 9,569    $ 7,169
       Interest expense              (2,284)    (2,147)     (7,057)    (6,672)
       Other, net                      (724)      (208)        688        812
                                    -------    -------     -------    -------
                                    $  (226)    $  147    $  3,200    $ 1,309
                                    =======    =======     =======    =======


                        CRAY RESEARCH, INC. and SUBSIDIARIES
                                   FINANCIAL REVIEW

OVERVIEW AND OUTLOOK
In fiscal year 1995 the Company is continuing to move to higher unit volumes and lower average selling prices. It is focusing on maintaining its traditional high performance supercomputing base, while also entering new markets where it has not had a significant presence in the past. To better compete in these markets and under these conditions, Cray is making operational changes in 1995 to better align its resources with its evolving strategy, improve efficiency, and achieve a more competitive cost structure. The Company expects that additional restructuring charges will be recorded in 1995.

At the same time, 1995 is a year of product transitions, both at the high-end and the low-end of the product line. At the high-end, the T90 series will begin shipping in larger volumes in fourth quarter 1995, while the T3E, the follow on to the current massively parallel product, will begin shipping in 1996.

These factors have resulted in an outlook for fiscal year 1995 that includes a decrease in revenue from 1994 in excess of 10% and a decrease in gross margin. While operating losses were generated in the first nine months of the year, operating income is anticipated to be generated in the fourth quarter before restructuring and one-time charges. The Company will post an operating loss for the full fiscal year 1995 prior to restructuring and one-time charges.

REVENUE
   Percent of total revenue
------------------------------                             Change from
 Three months     Nine months                               prior year
--------------  --------------                       -------------------------
 1995    1994    1995    1994                        Three months  Nine months
------  ------  ------  ------                       ------------   ----------
                                   Revenue:
  69.4%   78.0%   63.7%   79.2%     Sales and lease      (31.5)%      (48.3)%
  30.6    22.0    36.3    20.8      Service fees           7.0         12.3
------  ------  ------  ------     ---------------   ------------   ----------
 100.0%  100.0%  100.0%  100.0%    Total revenue         (23.1)%      (35.7)%
======  ======  ======  ======     ===============   ============   ==========

Revenues decreased 23% in the third quarter of 1995 from the same period in 1994, reflecting a $54.1 million decrease in sales and lease revenue and a $3.4 million increase in service revenues. For the nine months, revenues decreased $244.6 million, or 36%, in 1995 compared with 1994.

The sales revenue decrease for the quarter and the first nine months resulted from a significant decrease in the number of high-end systems installed during the periods. High-end systems traditionally have generated most of the sales revenue. This decrease in high-end system installations was primarily a result of a product transition at the high-end: from the C-90 series to the
T-90 series; and from slowing T3D sales in anticipation of the T3E. The T-90 series will begin shipping in greater quantities in the fourth quarter of 1995, and the T3E will begin shipping in 1996. This decrease in revenue derived from high-end system installations was partially offset by an increase in low-end
system sales.                        6
                       CRAY RESEARCH, INC. and SUBSIDIARIES
                                 FINANCIAL REVIEW
                                    (continued)

The Company expects a decrease in total revenue for 1995 in excess of 10% from 1994 levels. This is due to changes in the makeup of sales revenue from high-end systems to a higher volume of low-end systems with lower average selling prices and product transitions as discussed above. Revenue in any period is impacted significantly by the number of high-end systems installed in that period. In addition, revenue from massively parallel processing systems is expected to be substantially less in 1995 than in 1994 as a result of limitations in the number of customer applications able to fully utilize the system architecture.

Service revenues increased 7.0% for the third quarter of 1995 and 12.3% for the first nine months of 1995 over the comparable periods in 1994 as a result of increases in value added services. Much of this $3.4 million increase for the quarter and $17.5 million increase for the first nine months was generated by the Minnesota Supercomputer Center, which was acquired during fourth quarter of 1994. Service revenues from the traditional maintenance business declined, in spite of an increase in the installed system base. This reflects a continuation of the trend toward decreases in average service revenue per installation while the number of installations grows. This trend is caused by changes in the product mix and the service options offered to customers.

The order backlog at September 30, 1995 was $355 million, compared to $177 million a year earlier, and $326 million at June 30, 1995. Not all of the backlog is scheduled for delivery in 1995. The Company believes backlog information provides only a partial indication of its expected future revenue.

GROSS PROFIT


Percent of related revenue                            Change in percentages
--------------------------                              from prior year
Three months   Nine months                            -----------------------
------------   -----------                              Three         Nine
1995   1994    1995   1994                              months       months
-----  -----   -----  -----   Gross Profit %:         --------      --------
 35.0% 48.9%   35.7%   48.1%    Sales and lease        (13.9)%       (12.4)%
 32.3  25.5    29.8    22.2     Service fees             6.8           7.6
-----  -----   -----  -----    -------------------     -------       -------
 34.2% 43.8%   33.6%   42.7%     Total gross profit%    (9.6)%        (9.1)%
=====  =====   =====  =====    ===================     =======       =======

The total gross profit percent declined from 43.8% in the third quarter of 1994 to 34.2% in 1995. For the nine month period, gross profit declined 9.1 percentage points in 1995 compared to 1994. The decrease from the same period in 1994 reflects significantly lower margins earned on sales revenues in 1995.
                     CRAY RESEARCH, INC. and SUBSIDIARIES
                               FINANCIAL REVIEW
                                 (continued)

In 1995, total gross margins are and will continue to be lower compared with 1994, due to several factors. Sales gross margins will remain lower due to a shift in the product mix to smaller, lower margin systems and also due to a decrease in sales and lower gross margins on the high-end, resulting primarily from the product transition described above. Service revenues, which have lower gross margins than product revenues, will also represent a greater percentage of total revenues in 1995. While we expect service margins to be improved this year, we don't anticipate them remaining as high as the current levels.

EXPENSES
Percent of total revenue                             Change from prior year
--------------------------                         --------------------------
Three months    Nine months                         Three months  Nine months
------------   ------------                        ------------   -----------
1995    1994   1995    1994   Operating Expenses:
-----  -----   -----  -----
 16.1%  15.8%   20.9%  15.9%  Development & engr       (21.9)%       (15.5)%
 24.3   18.1    28.0   17.5   Sales, mktg., & G & A     (3.7)          2.4
  2.0    0.0    33.0    0.0   Restruc. & one-time        N/A           N/A
-----  -----   -----  -----   --------------------    -------        -------
 42.4%  33.9%   81.9%  33.4%   Total operating exp      (3.8)%         57.2%
=====  =====   =====  =====   ====================    =======        =======

Total operating expenses for the third quarter decreased $2.9 million compared with 1994, due to a $7.6 million decrease in development and engineering expenditures offset by $3.3 million of restructuring and one-time charges. For the first nine months, operating expenses increased in 1995 compared to 1994, due to restructuring and one-time charges recorded in 1995. Excluding restructure and one-time charges, operating expenses have declined compared with the comparable periods in 1994, but increased as a percentage of revenue because of the decrease in revenue in 1995.

Development and engineering expenditures decreased primarily due to decreases in T90 series and J90 series development and engineering activity due to cost reduction efforts and the movement of these products into full production. Sales and marketing expenses increased $3.8 million during the first nine months, mainly from the addition of low-end sales resources and increased marketing expenditures. General and administrative expenses decreased from 1994.

Development and engineering and general and administrative expenses are expected to continue to remain below 1994 levels as the Company continues to refine its strategy and reduce costs by the cancellation of non-essential projects. Sales and marketing expenses are expected to remain higher in 1995, due to continuing investments in marketing and field sales resources, primarily for the evolving markets. General and administrative expenses are expected to remain approximately at 1994 levels.
                        CRAY RESEARCH, INC. and SUBSIDIARIES
                                  FINANCIAL REVIEW
                                     (continued)

RESTRUCTURE AND ONE-TIME CHARGES

As noted in the Overview and Outlook section, the Company is making operational changes in 1995 to better align its resources with its evolving strategy, improve its efficiency, and achieve a more competitive cost structure. Significant actions were completed and related charges were recorded in the first nine months of 1995. The Company anticipates that more charges will be taken later this year as it continues to refine its strategy and examine its cost structure.

In reviewing its cost structure, the Company has identified opportunities for the consolidation and sale of facilities in Minnesota and Wisconsin.

Restructure and one-time charges totaling $145.1 million were recorded in the first nine months of 1995 as a result of these operational changes. This amount included provisions for workforce reductions ($16.4 million), inventory writedowns ($62.2 million), facilities writedowns and closings ($21.1 million), equipment write-downs and disposals ($36.2 million), and other ($9.2 million). Of the total charge, approximately $22.7 million will result in cash expenditures; the remaining $122.4 million is for non-cash charges.

INCOME TAXES
The Company recorded income tax benefit for the first nine months of 1995 of 4.0% of the pre-tax loss, compared with an effective tax rate for the first nine months of 1994 of 28.9%.

The Company believes that, while it will incur tax expense in various foreign subsidiaries, that expense will be offset by current U.S. tax benefit. At September 30, 1995, the Company had tax benefits which are available to offset future taxable income. The realization of the tax benefits in future periods is dependent on the future profitability of the Company.


FINANCIAL CONDITION
Total cash and long-term cash investments declined $73.5 million during the first nine months of 1995 from $255.5 million at December 31, 1994 to $182.0 million at September 30, 1995.

Operations used $4.5 million of cash during the first nine months, compared with $10.6 million provided during the first nine months of 1994. The $15 million decrease in cash provided from operations reflects a reduction in receipts from customers which was partially offset by reductions in supplier and employee payments and income taxes paid.

                        CRAY RESEARCH, INC. and SUBSIDIARIES
                                  FINANCIAL REVIEW
                                     (continued)

Investing activities, net of transfers of cash to and from long-term cash investments, used $62.8 million of cash during the first nine months, compared with $86.3 million during the first nine months of 1994, due primarily to lower fixed asset expenditures ($41.3 million in 1995 vs $56.6 million in 1994). The Company expects capital expenditures for 1995 to remain below 1994 levels, due to a reduction in required investments in manufacturing facilities and equipment for new product lines. There was a transfer from long-term cash investments to short term cash and equivalents of $50 million in the first nine months of 1995 compared to $15 million in the first nine months of 1994.

Financing activities used $8.5 million of cash. This net usage was mainly due to repurchases of common stock ($11.3 million) and a net decrease in debt ($4.5 million), partially offset by proceeds from employee stock plans ($7.3 million). The Company repurchased approximately 663,000 shares of its common stock during the first quarter of 1995 and is authorized to repurchase an additional 1,000,000 shares.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS
The Company operates in a highly competitive environment that is rapidly changing and that involves a number of risks, many of which are beyond the Company's control. These risks could result in situations that would adversely impact the Company's performance. The following list highlights some of these risk factors:
   - Government agencies/research institutions represent a major customer group. Governmental spending reductions could adversely affect results.
   - International sales comprise nearly half of sales revenues. Trade protection measures, export licensing regulations, changes in political conditions, or changes in foreign currency exchange rates could adversely affect results.
   - A small number of large system sales comprise a significant portion of the sales revenue. The timing of equipment acceptance dates on these large systems can significantly affect results for any particular period. Customer decisions to lease rather than purchase systems can significantly affect results.

   - Recently introduced products comprise a substantial portion of the revenue in any particular period. Development or manufacturing delays could adversely affect results in a particular period.
   - Due to the high technology nature of the Company's products, component availability is a critical factor. Delays in the availability of components could adversely affect results in any period by impacting the ability to manufacture and deliver products. For some components, the Company has only one supply source.
   - Third party applications software is a key requirement for many of the Company's customers. There can be no assurance that all competitively important applications will be available for the Company's systems on a timely basis.

                       CRAY RESEARCH, INC. and SUBSIDIARIES
                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   	Exhibits

       (10.1) Description of retirement payments to Andrew Scott.


       (10.2) 1989 Employee Benefit Stock Plan, as amended July 26, 1995.


     	 (11)   Computation of Earnings Per Share.


       (27)   Financial Data Schedule.


(b)   No reports on Form 8-K were filed during the quarter ended
      September  30, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


























                                          CRAY RESEARCH, INC.


Date: November 13, 1995           by: /s/ LAURENCE L. BETTERLEY
      ------------------------	      ---------------------------------
                                          Laurence L. Betterley
                                          Chief Financial Officer
                                          (Principal Financial Officer)



Date: November 13, 1995           by: /s/ STEVEN E. SNYDER
      ------------------------	     	---------------------------------
                                          Steven E. Snyder
                                          Corporate Controller
                                          (Principal Accounting Officer)

                              EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CRAY RESEARCH, INC. AND SUBSIDIARIES ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995:

(10.1) Description of retirement payments to Andrew Scott.


(10.2) 1989 Employee Benefit Stock Plan, as amended July 26, 1995.


(11)	  Computation of Earnings Per Share.


(27)   Financial Data Schedule.

                      Description of Retirement Payments           Exhibit 10.1
                             to Andrew Scott                       ------------

The Company will pay to Andrew Scott, in connection with his retirement as Vice Chairman and Director of the Company on July 15, 1995, the sum of $408,428.80, payable in installments from July, 1995 through January, 1997.











































                           CRAY RESEARCH, INC.                  Exhibit 10.2
                     1989 EMPLOYEE BENEFIT STOCK PLAN            ------------

1.    Purpose
     This Plan is intended to provide a means for Cray Research, Inc. (the "Company"), by granting shares of Company stock in the form of stock grants ("Stock Grants"), grants of restricted stock ("Restricted Stock") and options to purchase Company stock ("Options") to selected management and other key employees, to attract and retain persons of ability and motivate them to advance the interests of the Company. An employee eligible to participate under the Plan is hereinafter referred to as an "Employee."
     It is intended that the Plan be interpreted in accordance with Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). It is also intended that, except as otherwise limited by paragraph 2, some or all of the Options granted to Employees under the Plan may constitute "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and some or all of the Options may constitute "nonstatutory options," i.e., options not qualifying under
Section 422 or other similar provisions of the Code. Unless otherwise indicated, the terms and conditions of the Plan shall apply equally to all Stock Grants, grants of Restricted Stock and Options hereunder, regardless of whether options be incentive stock options or nonstatutory options.

2.    Shares Subject to the Plan  Subject to adjustment as provided in
     Section 10, a total of 4,000,000 shares of authorized but unissued or reacquired Common Stock of the Company is authorized and reserved for issuance to Employees under the Plan in the form of Stock Grants or grants of Restricted Stock or upon the exercise of Options; provided, however, that in each calendar year during any part of which the Plan is effective commencing in 1992 the total number of shares of Common Stock authorized and reserved for issuance under the Plan shall be increased by a number of shares equal to three percent (3%) of the total outstanding shares of Common Stock as of the first day of such year, such increases to be cumulative; provided further, however, that no more than 9,000,000 shares shall be cumulatively available for the grant of incentive stock options under the Plan. If any Option expires or terminates without having been exercised in full, the unacquired shares shall be available for the grant of future Stock Grants, grants of Restricted Stock or Options under the Plan.

3.    Administration
     The Plan shall be administered by a Committee of the Board of Directors of the Company, consisting of at least two (2) disinterested persons not eligible to participate under this Plan or under any other stock or option plan of the Company or its subsidiaries except as may be permitted in accordance with Rule 16b-3 under the Exchange Act (the "Committee").

4.    Eligibility
     The Committee shall determine the Employees to whom, and the number of shares for which, Stock Grants, grants of Restricted Stock and/or Options shall be granted, taking into consideration such factors, including any recommendations of the Chief Executive Officer of the Company, as it deems relevant to select and motivate employees of ability to advance the interests of the Company. Employees so selected shall be either management or other key employees of the Company or its subsidiaries, who the Committee determines have contributed materially to the success of the Company or are in a position to contribute materially to the future success of the Company. Except as hereafter limited, an Employee from time to time may be granted any combination of Stock Grants, grants of Restricted Stock and Options (incentive or nonstatutory) as the Committee shall determine.
     An employee shall not be eligible to receive an incentive stock option if immediately before the Option is to be granted the employee owns (directly and through application of the constructive stock ownership attribution rules of Section 425(d) of the Code) more than ten percent of the total combined voting power of all classes of stock of the Company or any subsidiary. The aggregate fair market value (determined at the time an Option is granted) of shares with respect to which incentive stock options are exercisable for the first time by an Employee during any calendar year (under this Plan and all other plans of the Company and its subsidiaries pursuant to Section 422 of the Code) shall not exceed $100,000.

5.    Stock Options
     All Options granted hereunder shall be evidenced by an Option Agreement executed as of the date of grant by the Company and the Employee, on such terms as may be determined by the Committee, including the following:
   (a) The Option Agreement shall specify whether the Option is an incentive stock option or a nonstatutory option.
   (b) The "date of grant" for any Option granted under the Plan shall be specified in the Option Agreement.
   (c) The Option exercise price per share shall be specified in the Option Agreement and shall be equal to 100% of the "fair market value" of a share of Company Common Stock on the date of grant. Fair market value shall be equal to the closing market price for a share of Common Stock on the New York Stock Exchange on the date of grant, unless the Committee shall determine that such method does not reflect, due to circumstances prevailing at that time, the true fair market value of the Company's Common Stock. In that event, the Committee shall determine fair market value through such alternative method as it may in good faith determine to be then appropriate.
   (d) The Option price shall be paid at the time of exercise and, at the election of the Employee, may be paid (i) in cash and/or (ii) by sale and delivery of certificate(s) duly endorsed for transfer, in shares of the Company's Common Stock already owned by the Employee and/or
        (iii) by delivery of a notice of exercise of Options and simultaneous sale of the shares of Common Stock thereby acquired pursuant to a brokerage or similar arrangement approved in advance by an appropriate officer of the Company, using the proceeds from such sale as payment of the exercise price, or by such other means as the

        Committee determines are consistent with the Plan's purpose and applicable law. Any shares so sold to the Company in payment of the Option price shall be valued at the closing market price on the New York Stock Exchange (or other appropriate market price) on the last business day preceding the exercise date on which there were sales. Any fractional share not required for payment of the Option price shall be paid for by the Company in cash on the basis of the same value utilized for such exercise.
   (e) The Option Agreement may contain such vesting provisions as the Committee determines; however, unless otherwise specified by the Committee in the Option Agreement, and except as otherwise provided in this subparagraph, in subparagraphs (h) and (i) below and in paragraph 12, the Employee may exercise the Option at any time after one year from the date of grant of the Option and prior to ten (10) years from that date, in whole or in part with respect to the following:
       (i) 25% of the shares one year after the date of grant of the Option;
      (ii) an additional 25% of the shares two years after that date;
     (iii) an additional 25% of the shares three years after that date;
      (iv) an additional 25% of the shares four years after that date;
   (f) An incentive stock option hereunder shall not contain terms pursuant to which the exercise of the Option would affect the Employee's right to exercise a nonstatutory option hereunder, or vice versa, such that the incentive stock option would be deemed a prohibited "tandem stock option" within the meaning of Section 422 of the Code and the regulations thereunder.
   (g) Unless the issuance of the shares upon the exercise of an Option hereunder is registered or exempt under federal and state securities laws, the Employee shall be required to give an investment representation at the time of exercise and transfer of the shares shall be appropriately restricted.
   (h) During the lifetime of an Employee, Options held by such Employee may be exercised only by the Employee and only while an Employee of the Company or a parent or subsidiary of the Company and only if such Employee has been continuously so employed or engaged since the date such Options were granted; provided, however, that:
       (i) In the event of disability of an Employee, Options held by such Employee at the date of disability shall, to the extent not previously exercised, become immediately exercisable, without regard to any vesting requirements or periods established pursuant to subparagraph (e) above, and may be exercised by such individual not later than the earlier of the date the Option expires or one (1) year after the date such employment ceases by reason of disability.
     	(ii) In the event of the Employee's retirement at or after the age of 55, all Options held by such Employee on the last date of service shall, to the extent not previously exercised, become immediately exercisable, without regard to any vesting requirements or periods established pursuant to subparagraph (e) above, and may be exercised by such individual not later than the earlier of the date the Option expires or two (2) years after the date of retirement
     (iii) In the event the Employee terminates employment for any other reason, any Option held by an Employee shall expire.
      (iv) Any absence on leave of an Option holder, if otherwise approved by the Company, shall not be deemed a termination or interruption of employment for the purposes of the Plan.
       (v) Except as otherwise provided, in no event shall any Option be exercisable at any time after its expiration date.
      (vi) On a case-by-case basis, the Committee may, in its sole discretion, accelerate the schedule of the time or times when an Option granted under this Plan may be exercised or extend the period for exercise to a time after the expiration date.
   (i) Unless the Committee establishes provisions to the contrary with respect to an Option, in the event of the death of an Employee who was an Employee continuously until the time of such death, any Options held by such Employee at the date of death shall, to the extent not previously exercised, become immediately exercisable, without regard to any vesting requirements or periods established to subparagraph (e) above, by Employee's estate and shall remain exercisable until the expiration of the Option.
   (j) The Options hereunder shall not be transferable by the Employee, except by will or the laws of descent and distribution. During the Employee's life, the Options shall be exercisable only by the Employee and only while and if continuously employed by the Company or a subsidiary of the Company, except as provided in subparagraph
        (h) above.
   (k) If the Employee sells, exchanges or otherwise disposes of shares acquired upon exercise of an incentive stock option within two (2) years of the date of grant, or one (1) year after the date of exercise, the Employee shall be required to notify the Company promptly in writing and disclose the amount of gain or loss resulting from the sale, exchange or other disposition of his or her stock.

6.    Stock Grants
     The Committee may, in its discretion, award a Stock Grant to an Employee in furtherance of the Plan's purposes; provided, however, that no Employee shall be eligible to receive a Stock Grant for more than 50 shares of Company Common Stock in any calendar year. An Employee receiving a Stock Grant shall be entitled to all of the rights and privileges in the Common Stock awarded as of the date on which the award is made. Unless the issuance of shares pursuant to a Stock Grant is registered or exempt under federal or state securities laws, the Employee shall be required to give an investment representation at the time of grant, and transfer of the shares shall be appropriately restricted.

7.    Grants of Restricted Stock
     (a) The Committee may, in its discretion and in furtherance of the purposes of the Plan, grant Restricted Stock to an Employee. With respect to awards of Restricted Stock, the Committee shall:
          (i) Select the Employees to whom grants will be made (the "Participants");
         (ii)  Determine the number of shares to be awarded;
        (iii) Determine the length of the restricted period, if any, and the performance and/or employment conditions under which the Restricted Stock may be forfeited to the Company, if any;
         (iv) Determine the purchase price, if any, to be paid by the Participant for such Restricted Stock; and
          (v)  Determine any restrictions other than those set forth in this
               Section 7.
     (b) The terms of each award of Restricted Stock shall be set forth in a written Award Agreement and a certificate representing the number of shares of Common Stock granted shall be issued to the Participant as the registered owner. The certificate representing such shares shall be legended as to sale, transfer, assignment, pledge or other encumbrances during the restricted period and shall be deposited by the Participant, together with a stock power endorsed in blank, with the Company. Such certificates shall be held in the custody of the Company until the restricted period expires or until all restrictions thereon otherwise lapse.
     (c) Subject to the restrictions set forth in this Section 7 or in the Award Agreement, each Participant who receives Restricted Stock shall have all rights as a stockholder with respect to such shares, including the right to vote the shares and receive dividends and other distributions.
     (d) The Award Agreement may provide, or the Committee may subsequently determine in its discretion, that, in the case of death, disability or other special circumstances, any or all restrictions then applicable to a Participant's Restricted Stock be waived.
     (e) The Committee may, in its sole discretion, declare the restrictions applicable to shares of Restricted Stock to lapse in the event of a Change of Control as defined in Section 12, in which case the Company shall remove all restrictive legends and stop-transfer orders applicable to the Restricted Stock as of the date of said Change of Control and certificates representing such shares shall be delivered to the Participants.
      (f) Except as otherwise provided in this Section 7 or in the Award Agreement, no shares of Restricted Stock shall be sold, exchanged, transferred, pledged or otherwise disposed of during the restricted period.
      (g) With respect to any number of shares of Restricted Stock as to which the restrictions imposed hereunder shall have lapsed, the restrictive legend shall be removed and a new certificate representing the shares shall be delivered to the Participant.
           The Committee may, in its sole discretion, modify or cancel the restrictions imposed on Restricted Stock or otherwise accelerate the vesting of shares of Restricted Stock.
      (h) The Company may pay, in the sole discretion of the Committee, on behalf of the Participant, all federal, state and local taxes required to be paid in connection with the award or vesting of an award of Restricted Stock.

8.    Termination
     Unless sooner terminated by action of the Board of Directors of the Company, the Plan shall terminate ten (10) years from its effective date. Options outstanding under the Plan at the time of termination shall remain in effect until exercise or expiration. Restricted Stock outstanding under the Plan at the time of termination shall remain subject to the restrictions imposed at the time of grant until the restricted period expires or until all conditions with respect thereto otherwise lapse or are satisfied.

9.    Effective Date; Shareholder Approval
     The effective date of the Plan shall be September 7, 1988, the date of adoption by the Board of Directors of the Company. Options under the Plan may be granted at any time thereafter; provided, however, that all Options granted hereunder shall not be exercisable until, and shall be subject to, approval of the Plan by the shareholders of the Company at a meeting duly called and held for such purposes not later than the Annual Meeting of Shareholders in 1990. The effective date of each amendment to the Plan shall be the date of adoption of such amendment by the Board of Directors of the Company; provided, however, that in the event the shareholders of the Company shall not approve any amendment to the Plan which is determined by the Board of Directors to require approval by the shareholders, such amendment shall be of no effect and no Stock Grant, grant of Restricted Stock or Option previously granted shall be effective if the authorization of the grant thereof was contingent on the effectiveness of such amendment or shall otherwise be benefited or altered by such amendment. No Stock Grants or grants of Restricted Stock shall be made under the Plan until shareholder approval of the Plan amendments authorizing such grants is obtained.

10. Adjustment of Shares
     In the event of a recapitalization, merger, consolidation, reorganization, stock dividend, stock split or other change in capitalization affecting the Common Stock of the Company (a "Corporate Change"), the number of shares of stock authorized for the Plan shall be automatically adjusted.

In the event of a Corporate Change, appropriate equitable share and per share Option price adjustments in outstanding Options shall also be made by the Committee to prevent dilution or enlargement of rights. Any additional shares of Common Stock or other securities or property issued in respect of outstanding shares of Restricted Stock in the event of a Corporate Change shall be issued subject to the same restrictions applicable to the shares of Restricted Stock in respect of which they are issued.

11.    Amendment
      The Board of Directors may amend the Plan at any time as determined to be in the best interests of the Company. The Board of Directors shall not, however, without shareholder approval, increase the maximum number of shares subject to the Plan or restrict the class of management and other key employees eligible to be awarded Stock Grants, Restricted Stock or Options under the Plan.

12.    Change of Control
     If, while unexercised Options remain outstanding hereunder, a Change of Control (hereinafter defined) of the Company occurs then from and after the Change of Control Date (hereinafter defined) all outstanding Options shall be exercisable in full, whether or not then exercisable under the terms of their grant.
     A "Change of Control" of the Company means and includes each and all of the following occurrences: (i) a Business Combination (hereinafter defined);
(ii) the acquisition by any Person (hereinafter defined) as Beneficial Owner (hereinafter defined), directly or indirectly, of thirty percent (30%) or more of the combined voting power of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors; or
(iii) a change in the composition of the Board of Directors of the Company, as a result of which fewer than a majority of the directors are Incumbent Directors. "Incumbent Directors" shall mean directors who either (A) are directors of the Company as of May 22, 1989 or (B) are elected, or nominated for election, to the Board of Directors of the Company with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination (but shall not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors of the Company).
     The term "Business Combination" means and includes each and all of the following occurrences: (i) a consolidation or merger pursuant to which more than 75% of the Company's voting stock is transferred to different holders, except for a transaction intended primarily to change the state of the Company's incorporation; (ii) more than 75% of the assets of the Company are sold or otherwise disposed of; or (iii) the Company dissolves or liquidates or effects a partial liquidation involving more than 75% of its assets.
      The term "Beneficial Owner" shall have the meaning ascribed to such term in Rule 13d-3 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
      The term "Person" shall have the meaning ascribed to such term in
Section 3(a)(9) of the Exchange Act and as used in Sections 13(d) and 14(d) thereof, including a "group" as defined in Section 13(d) of the Exchange Act but excluding the Company and any subsidiary and any employee benefit plan sponsored or maintained by the Company or any subsidiary (including any trustee of such plan acting as trustee).
     The term "Change of Control Date" means the date as of which a Change of Control shall be deemed by resolution of the Board of Directors of the Company to have occurred.

                 Computation of Earnings per Share           Exhibit 11
                CRAY RESEARCH, INC. and SUBSIDIARIES         ----------

                                   Three Months Ended      Nine Months Ended
                                      September 30           September 30
                                  ---------------------  --------------------
                                    1995       1994        1995       1994
                                  ---------- ----------  ---------- ---------
PRIMARY EARNINGS (LOSS) PER SHARE       (In thousands, except per share data)
---------------------------------
(Computation for Consolidated
   Statements of Operations)
Net earnings (loss)              $(13,536)   $16,042   $(200,735)    $46,198
Net earnings effect of interest
 on 6 1/8% Convertible Debentures       - (1)      - (1)       - (1)       - (1)
--------------------------------  -------    -------     -------     -------
Net earnings (loss) for common
 and common equivalent shares    $(13,536)   $16,042   $(200,735)    $46,198
--------------------------------  -------    -------     -------     -------

Wtd ave no of common shares
 outstanding during the period     25,294     25,723      25,252      25,879
Com stock equiv-stock options           -          2           -           5
Common stock equivalents-
 convertible debentures                 - (1)      - (1)       - (1)       - (1)
--------------------------------  -------    -------     -------     -------
Total wtd ave no of common
 and com equiv shrs o/s            25,294     25,725      25,252      25,884
--------------------------------  -------    -------     -------     -------

Earnings (Loss) per common
 and common equivalent share      $  (.54)   $  0.62    $  (7.95)    $  1.78
--------------------------------  =======    =======     =======     =======

FULLY DILUTED EARNINGS (LOSS) PER SHARE
--------------------------------------
Net earnings (loss) per primary
 computation above               $(13,536)   $16,042   $(200,735)    $46,198
--------------------------------  -------    -------     -------     -------
Wtd ave no of common shares
 outstanding, as adjusted per
 primary computation above         25,294     25,725      25,252      25,884
Additional dilutive effect of
 outstanding stock options              -          -           -           -
--------------------------------  -------    -------     -------     -------
Total wtd ave no of common
 and common equiv shrs o/s         25,294     25,725      25,252      25,884
--------------------------------  -------    -------     -------     -------
Earnings (Loss) per common and
 common equivalent share,
 assuming full dilution          $   (.54)   $  0.62     $ (7.95)    $  1.78
--------------------------------  =======    =======     =======     =======

(1)The effect of the convertible debentures on earnings per share is anti-dilutive as of September 30, 1995 and 1994 and is excluded from the calculation.