Form 10-K405
period 1995-12-31
CRAY RESEARCH INC
filed 1996-04-01
CIK 25506

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                        FOR THE FISCAL YEAR ENDED
                            DECEMBER 31, 1995
                                   OR
      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                               ------------

                              COMMISSION FILE
                                 NO. 1-8028

                               ------------

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

                               ------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    Title of each class:           Name of each exchange on which registered:
Common Stock, $1.00 par value .  New York Stock Exchange,
                                 Boston Stock Exchange, Chicago Stock Exchange, Pacific Stock Exchange, Philadelphia Stock
                                   Exchange

6 1/8% Convertible Subordinated
    Debentures due 2011 . . . .  New York Stock Exchange
Common Share Purchase Rights. .  New York Stock Exchange

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

                               ------------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    YES  [X]             NO  [ ]

   As of February 29, 1996, 25,635,177 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Registrant's voting shares held by non-affiliates (based upon the closing price therefor on the New York Stock Exchange on said date) was approximately $717,859,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                    NONE

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

   With the introduction of the CRAY Superserver 6400 series, the Company entered the commercial market with customers in financial services, telecommunications, transportation and manufacturing industries and with applications in database and on-line transaction processing.

   The Company's services include product maintenance, consulting and technical support and providing high performance computing capability through the Company's wholly-owned subsidiary, Minnesota Supercomputer Center, Inc.

   On February 25, 1996, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Silicon Graphics, Inc. ("SGI") and C Acquisition aCorporation, a wholly owned subsidiary of SGI ("Merger Sub"). Pursuant to the Merger Agreement, on February 29, 1996, Merger Sub commenced a tender offer to purchase 19,218,735 shares of Company's common stock at $30.00 per share in cash (the "Offer"). The consummation of the transactions contemplated by the Merger Agreement, including, without limitation, the Offer and the Merger (as defined below) are subject to customary closing conditions, including receipt of governmental and third party consents and stockholder approval. As soon as practicable following the completion of the Offer and satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will be merged with and into the Company (the "Merger"). Upon consummation of the Offer, Merger Sub will have sufficient voting power to cause the approval of the Merger, without the vote of any other stockholder. As a result of the Merger, each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares of the Company's common stock held in the treasury of the Company or owned by Merger Sub, SGI or any directly or indirectly wholly owned subsidiary of SGI or of the Company (collectively "Ineligible Shares") and other than shares of the Company's common stock held by stockholders of the Company who shall have demanded and perfected appraisal rights, if any, under Delaware law) will be cancelled and converted automatically into the right to receive one share of SGI common stock. However, if fewer than 19,218,735 shares of the Company's common stock are purchased in the Offer, then each share of the Company's common stock that remains outstanding after the expiration of the Offer shall be converted into the right to receive a fractional share of common stock of SGI and cash so that the aggregate cash and stock consideration paid in the Merger is the same as if the Offer had been fully subscribed. Upon consummation of the Merger, the Company will become a wholly-owned subsidiary of SGI. There can be no assurance that all conditions to the consummation of the Offer and the Merger will be met.

SEGMENT DATA
   The Company currently operates in the high-performance segment of the computer industry.

PRODUCT AND SERVICES
   The Company's products consist primarily of the CRAY T90 series of high-end parallel vector processor (PVP) supercomputer systems; the CRAY J90 series of lower-priced PVP supercomputer systems; the CRAY T3D series and the follow-on CRAY T3E series of massively parallel processor (MPP) supercomputer systems; the CRAY Superserver 6400 series of symmetric multiprocessor (SMP) systems; and associated software, peripherals and support.

   SUPERCOMPUTER SYSTEMS. The Company's supercomputer systems offer multiple central processing unit (CPU) configurations that operate independently on separate jobs or in combination on a single job.

    The CRAY J90 series was introduced in September 1994 as the follow-on to the CRAY EL series. It was enhanced in 1995 with the introduction of models which can contain up to 32 CPU's in one system and is currently offered in configurations of four to thirty-two CPU's ranging in price from $415,000 to $2.7 million and began shipping in early 1995.

    The CRAY T90 series of supercomputer systems, the Company's largest and most powerful supercomputer systems, was officially launched in February 1995 as the follow-on to the CRAY C90 series, which was first introduced in 1991. The CRAY T90 system is offered in configurations ranging from one to 32 CPU's and prices ranging from $2.5 million up to $35 million per system.

   The CRAY T3D system was introduced in September 1993 as the Company's first MPP supercomputer system. The CRAY T3D system is an MPP system which when coupled to the Company's traditional PVP system creates a scalable heterogeneous supercomputing system. The follow-on CRAY T3E series was introduced in November 1995 and scheduled for initial shipment in 1996. The CRAY T3E system is a stand-alone system, in contrast to the predecessor CRAY T3D system. The CRAY T3E system is currently offered in configurations ranging from 16 to 2048 processors at prices ranging from under $1 million up to over $100 million.

   Included as standard equipment on all of the Company's supercomputer systems is an Input/Output (I/O) Subsystem which is capable of transferring data directly to and from central memory at extremely high speeds with minimal interruption to central processing operations. In November 1995, the Company announced the next generation of its I/O Subsystem product. The Company's supercomputer systems use the UNICOS operating system, which is based on the Santa Cruz Operations, Inc. operating system, an industry standard operating system.

   CRAY SUPERSERVER 6400 SYSTEM. In October 1993, the Company introduced the CRAY Superserver 6400 (CS6400) system. The CS6400 system, the result of a 1992 joint technology agreement and collaboration with Sun Microsystems, Inc. (Sun), is based on the SPARC/Solaris architecture. SPARC is a CPU architecture pioneered by Sun. Solaris is an operating environment developed by Sun based on the Santa Cruz Operations, Inc. operating system. The CS6400 system uses an enhanced version of Solaris. The CS6400 system is a binary-compatible upward extension of Sun's product line. (Binary compatibility refers to the ability of a computer to run software applications from other computers without modifications to the software). As such, the CS6400 system provides the basis for the Company's focus on the high-performance commercial computing market. The CS6400 system can be configured with up to 64
SuperSPARC processors, up to 16 gigabytes (Gbytes) of central memory, and over 5 terabytes (Tbytes) of on-line disk storage. The CS6400 system is designed and manufactured by the Company's Business Systems Division.

   The following table indicates the number of available CPU's, CPU cycle time and the available amount of memory for the Company's computer systems. CPU cycle time represents the amount of time in which the computer runs through one complete instruction cycle and is measured in nanoseconds (nsec) or billionths of a second. Central memory is measured in megawords. One megaword equals eight megabytes (Mbytes) or eight million bytes.

                                                 CPU Clock
                                    Number of    Cycle time       Memory
System Series       Architecture       CPU's      (in secs)    (in megawords)
- -------------       ------------    ---------    ----------    --------------
 CS6400                  SMP           4 to 64       11.8        32 to 2048
 CRAY J90                PVP           4 to 32       10.0        64 to 1024
 CRAY T90                PVP           1 to 32        2.2        64 to 1024
 CRAY T3D                MPP        32 to 2048        6.7         8 per CPU
 CRAY T3E                MPP        16 to 2048        3.3      8 to 64 per CPU

   SOFTWARE. The Company's software products primarily include operating systems and compiler software. The Company also markets various applications, networking, remote computing and file management software.

   The Company's current operating system, the UNICOS 9.0 system, functions across all the Company's supercomputer lines. The CRAY T3D and CRAY T3E systems run derivatives of UNICOS, called UNICOS MAX and UNICOS/MK, respectively. The CS6400 product line runs the Sun/Solaris operating system enhanced by the Company to improve processor and memory management, incorporate parallel and batch processing capabilities and accommodate the reliability, availability and serviceability (RAS) features of the CS6400 system.

   The Company's compiler products, Fortran 77, Fortran 90, C and C++, support the programming environment for all the Company's supercomputer systems. In addition to Company developed applications software products, many third-party software applications are available for use on the Company's supercomputer systems under the UNICOS operating system. Also, third party software applications that run in a Sun/Solaris operating environment will run on the CS6400 system.

   PERIPHERAL EQUIPMENT. The Company's Solid-state Storage Device (SSD) is designed to enhance high-end supercomputer system performance by providing high-speed access to large datasets and temporary storage for system programs. Traditional high-speed disk storage units transfer data at rates of up to 20 megabytes per second (Mbytes/sec) compared to a SSD transfer rate of up to 1800 Mbytes/sec. The SSD is available in sizes ranging from 128 megawords to 4096 megawords, at prices ranging from $250,000 to $6.3 million.

   The Company also markets high-performance disk drives in various capacities to meet the requirements of specific system configurations and support the mass storage requirements of the Company's supercomputer products. The Company also sells the Cray Research Network Disk Array, a bulk storage device designed to reside on high-performance computer networks. This product provides users with a flexible storage device that combines high-speed data transfer with the ability to partition the device to more than one system on the network. These storage products range in price from $6,000 to $390,000.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS
   Most integrated circuits required for the Company's computer systems are designed by the Company and then manufactured by and purchased from outside sources. The Company has previously manufactured most of the printed circuit boards used in its products. In February 1996, the Company entered into an agreement to sell its primary printed circuit board manufacturing facility in Chippewa Falls, Wisconsin for approximately $36,000,000. The sale closed in March 1996, at which time a supply agreement with the buyer went into effect. Due to the use of advanced technology components in the Company's products, certain components are available only from a limited number of suppliers. Supply of some memory product components is limited by allocations that result from worldwide demand in excess of supply. Significant delays in the delivery of a substantial number of these components could adversely affect production schedules, revenues and operating results. The Company believes that its sources of supply for components are adequate for 1996 production needs.

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

   The Company offers its systems for sale or lease. Sales include both systems sold to customers or third-party lessors and certain long-term leases that qualify for sales accounting treatment. Operating lease terms generally are for one to three years, with a purchase option entitling the user to a partial lease payment credit in the event of a purchase. These operating leases do not return to the Company its selling price plus interest charges during the initial noncancellable term of the lease. Therefore, in the accounting period in which an operating lease begins, revenue and earnings are lower than the levels which would be achieved if the system were sold. Leases also increase cash requirements. Systems sold to third-party lessors are remarketed by the Company upon lease termination on a non-priority basis.

BACKLOG
   The Company believes backlog information provides only a limited indication of its expected future revenue. The Company measures backlog using contract value which is based on selling price for sales orders and the guaranteed cash flows for lease orders. The contract value of backlog at December 31, 1995 was $437 million, the majority of which is expected to be installed in 1996. The contract value of backlog at December 31, 1994 was $237 million, of which $159 million was installed in 1995. Sales to U.S. government agencies and commercial customers primarily serving the U.S. government constitute a significant portion of the Company's business. The backlog amount at December 31, 1995 includes orders for systems, peripherals and upgrades from the U.S. government and commercial customers primarily serving the U.S. government with a total contract value of approximately $179 million; these orders are cancelable under standard termination for convenience clauses included in most U.S. government contracts.

COMPETITION
   Competition in the computer industry is based primarily on equipment performance and reliability, manufacturer reputation, software capability and availability, price, price/performance, and availability of support services. The Company competes primarily in the market for high-performance scientific and engineering computer systems and believes that it holds a competitive edge in this market. With the introduction of the CRAY Superserver 6400 (CS6400) system in late 1993, the Company faces new competition in the commercial marketplace. There can be no assurance that levels of competition within the markets in which the Company competes will not intensify or that the Company's advantages may not be reduced or lost as a result of technological, sales, marketing or financial advantages achieved by competitors. Furthermore, some of the Company's competitors have significantly greater resources than the Company. The Company's competitors include Digital Equipment Corporation, Fujitsu, Ltd., Hewlett Packard, Hitatchi Data Systems, IBM, NEC Corporation, Sequent Computer Systems, Inc., Silicon Graphics, Inc., and Sun Microsystems, Inc.

DEVELOPMENT AND ENGINEERING
   The Company is committed to leadership in the high-performance segment of the computer systems market for scientific, technical, commercial and industrial users. Its continued leadership will be dependent on successful development and introduction of new products and enhancements to existing product lines. Such product development and enhancements depend not only on the Company's internal development and engineering activities, but also upon the availability of advanced technology components from outside suppliers as described under "Sources and Availability of Raw Materials" above. Development and engineering costs, including costs of software development, totalled $123 million in 1995, $141 million in 1994 and $146 million in 1993 or 18.2%, 15.3%, and 16.3% of revenue respectively.

   Hardware development and engineering expenditures in 1995 were focused on the CRAY T90 system, the CRAY T3E system, enhancements to the CRAY J90 system, a future SPARC based Superserver system, and an I/O Subsystem development. In 1994, the MPP project received renewed funding of $15.0 million over a three-year period from the Advanced Research Projects Agency (ARPA), plus two one-year extension options for an additional $5.0 million of funding per year.

   The Company is continuing to enhance and develop its UNICOS operating system, compilers, and application development tools to increase functionality and performance. The Company is redefining the architecture of its UNICOS operating system to improve its scalable performance in anticipation of the industry moving to distributed systems. The Company also continues to expand its network and communications and open standards software, including the industry standard client/server data sharing products that interoperate with systems from multiple vendors. During 1995, the Company delivered enhancements to several compiler products.

ENVIRONMENTAL COMPLIANCE
   Compliance by the Company with federal, state and local environmental protection laws during 1995 had no material effect upon capital expenditures, earnings or competitive position and is expected to have none in the foreseeable future.

EMPLOYEES
   As of December 31, 1995, the Company had 4,225 full-time employees; 983 in development and engineering, 1,399 in manufacturing, 763 in marketing and sales, 915 in field service and 165 in general management and administrative positions. The Company has never experienced any material work stoppage due to labor disagreements, and in the opinion of management, the Company's labor relations are satisfactory. No employees are represented by labor unions.

FINANCIAL INFORMATION ABOUT DOMESTIC AND FOREIGN OPERATIONS
    Information concerning revenue, operating profit and identifiable assets by geographical area and export sales for 1995, 1994 and 1993 is included in Item 8 of Part II "Financial Statements and Supplementary Data", which information is incorporated herein by reference.

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

ITEM 2 -- PROPERTIES

   The Company's principal properties are as follows:


                                                                          LEASE
                                                      APPROXIMATE       EXPIRATION
LOCATION OF PROPERTY         USES OF FACILITY         SQUARE FOOTAGE       DATE
- ------------------------    --------------------      --------------    ----------
Chippewa Falls, Wisconsin   Manufacturing,                   982,400       Owned
                            engineering,development,
                            and service.

Eagan, Minnesota            Executive offices, software      479,300       Owned
                            development and training,
                            corporate sales and
                            marketing.

Mendota Heights, Minnesota  General and administrative       118,900       Owned
                            and sales offices.

                            Distribution center and           36,200        6/98
                            other support services.

Beaverton, Oregon           Manufacturing, marketing          65,496        5/00
                            and administrative
                            operations (related to the
                            Business Systems Division)

San Diego, California       Hardware and software             36,400        7/97
                            development operations
                            (related to the Business
                            Systems Division)

Minneapolis, Minnesota      Computing services and           100,100        6/00
                            administrative operations
                            (Minnesota Supercomputer
                            Center, Inc.)


    The Company also leases approximately 153,600 square feet primarily for sales and service offices in various domestic locations. In addition, various foreign sales and service subsidiaries have leased approximately 169,200 square feet of office space. The Company believes its manufacturing and sales facilities are adequate to meet its needs in 1996.

ITEM 3 -- LEGAL PROCEEDINGS

   On or about March 1, 1996, a putative class action was filed in the Court of Chancery in the State of Delaware on behalf of the stockholders of the Company alleging causes of action arising out of the Offer and the proposed Merger described in Item 1 of Part I. SHADELINE V. CRAY RESEARCH, INC., ET AL., Civil Action No. 14868. On or about March 5, 1996, an amended complaint was filed in the Court of Chancery in the State of Delaware (the "Amended Complaint"). The defendants in this action are the Company, its directors, and SGI. The Amended Complaint alleges that the Board breached its fiduciary duties and that SGI aided and abetted the breach of fiduciary duties and specifically alleges that the Board breached its fiduciary duties by failing to undertake an adequate evaluation of the Company as a potential acquisition candidate and to take adequate steps to enhance the Company's value as an acquisition candidate. The Amended Complaint also alleges the Schedule 14D-1 and Schedule 14D-9, filed by SGI and the Company, respectively, in connection with the Offer, omitted information which is material to stockholders' assessments of the transaction and available alternatives. The Amended Complaint seeks, INTER ALIA to enjoin the defendants from taking steps to accomplish the Offer and the proposed Merger under their present terms. The Company believes that the putative class action suit is without merit and intends to defend it vigorously. The plantiff in the foregoing action has subsequently agreed not to seek a preliminary injunction enjoining the tender offer. Reference is made to Item 1 of this Part I and to the Company's
Schedule 14D-9 filed with the Securities and Exchange Commission on February 29, 1996, as amended on March 6, 1996, for more detailed information regarding the contemplated transaction.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS
    No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1995.

                                   PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

    The following table sets forth, for the periods indicated, high and low prices for the Company's common stock on the New York Stock Exchange.

                                        1995             1994
                                     --------------------------------
                                     High     Low       High     Low
                                     -----   -----     -----    -----
   First Quarter                   $ 18.63  $ 14.63  $ 33.75  $ 25.38
   Second Quarter                    26.00    18.13    29.75    19.13
   Third Quarter                     29.25    21.75    24.00    20.25
   Fourth Quarter                    24.88    20.25    21.50    14.63

    The Company's common stock is listed on the New York Stock Exchange (primary listing) under the trading symbol CYR. The Boston, Philadelphia, Pacific, and Chicago Exchanges have "unlisted trading privileges" (UTP).

   As of February 29, 1996, there were approximately 4,800 record holders of the Company's common stock.

   The Company has never declared a cash dividend. The payment of future dividends will be at the discretion of the Board of Directors and will depend, among other things, on the Company's earnings, capital requirements, and financial condition. At present, the Company expects to retain all of its earnings for use in the business and has no present plans to pay a cash dividend. The Merger Agreement described in Item 1 of Part I prohibits the payment of any dividends by the Company prior to the effective time of the Merger.

ITEM 6 -- SELECTED FINANCIAL DATA

    Dollars in thousands except per share data.

                               1995        1994       1993       1992        1991
                             ------------------------------------------------------
Operating revenues           $676,244   $ 921,609   $894,857   $797,578    $862,457
Net earnings (loss)          (226,364)     55,696     60,855    (14,875)    113,047
Earnings (loss) per share       (8.95)       2.16       2.33      (0.56)       4.15
Total assets                  978,054   1,181,879  1,169,768  1,021,264   1,079,046
Long-term debt                 92,682      97,000    105,478    106,402     107,426
Other long-term obligations    10,772      18,030     12,986      7,489       6,068


ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

   In 1995 the Company continued to move to higher unit volumes and lower average selling prices. It focused on maintaining its traditional high performance supercomputing base, while also entering new markets where it has not had a significant presence in the past. To better compete in these markets and under these conditions, Cray made operational changes in 1995 to better align its resources with its evolving strategy, improve efficiency, and achieve a more competitive cost structure.

   When considering its strategy, based upon past and anticipated conditions within the technology industry and the Company's operations, the Board of Directors has from time to time considered making acquisitions, forming strategic alliances and entering into business combinations with companies engaged in a similar or related business. Since 1994 the Company has had occasional discussions with other companies regarding potential strategic alliances and other opportunities for collaboration. In October 1995, the Executive Committee of the Board of Directors determined that it would be in the best interests of the Company and its stockholders for the Company to take an active approach in pursuing opportunities with other companies. Throughout the latter part of 1995 and early 1996 senior executives of the Company communicated with several companies to indicate the Company's interest in exploring opportunities for collaboration, strategic alliance or some form of business combination. Discussions and negotiations with certain of these companies followed, including discussions with Silicon Graphics, Inc., which led to the Merger Agreement described in Item 1 of Part I. Upon consummation of the Merger contemplated by the Merger Agreement, the Company will become a wholly-owned subsidiary of SGI. There can be no assurance that all conditions to the consummation of the Offer and the Merger described in
Item 1 of Part I will be met. The Company's Schedule 14D-9 filed with the Securities and Exchange Commission on February 29, 1996, as amended, and SGI's Schedule 14D-1 filed with the Securities and Exchange Commission on February 29, 1996, as amended, provide additional information about the contemplated transactions. See also Item 1 of Part I.

   The year 1995 was a year of product transitions, both at the high-end and the low-end of the product line. At the high-end, the CRAY T90 series began shipping in larger volumes in the fourth quarter of 1995, while the CRAY T3E, the follow-on to the current massively parallel product, will begin shipping in 1996.

    The Company expects to be profitable in 1996, but performance will be much stronger in the second half of the year. The first half will not be profitable and this first half weakness is directly associated with the delivery schedule for new products. CRAY T90 systems, while increasing in volumes, will not be at full volume until sometime in the second quarter. CRAY T3E systems, with strong demand as reflected in backlog, are not scheduled to begin shipping until later in the year, and the Company's commercial effort, which management views as a long term growth opportunity for Cray, will not have positive impact on overall financial results until the second half of 1996. Given these factors, while the Company anticipates an operating profit for the full year 1996, it anticipates operating losses in the first half.

See "FACTORS THAT MAY AFFECT FUTURE RESULTS" for a discussion of risks that may cause actual results in 1996 to differ materially from expected results.

REVENUE

Percent of related revenue                           Change from prior year
- --------------------------                          -----------------------
 1995      1994      1993                                1995      1994
- ------    ------    ------                              ------    ------
                                   Revenue:
 69.2%     78.9%     78.1%           Sales & lease      (35.6)%     4.1%
 30.8      21.1      21.9            Service fees         7.2      (0.9)
- ------    ------    ------         ----------------     ------    ------
100.0%    100.0%    100.0%            Total Revenue     (26.6)%     3.0%
- ------    ------    ------         ----------------     ------    ------
- ------    ------    ------         ----------------     ------    ------

   Revenues decreased 26.6% in 1995 from 1994, reflecting a $259.4 million decrease in sales and lease revenue and a $14.0 million increase in service revenues.

   The sales and lease revenue decrease in 1995 resulted from a significant decrease in the number of high-end systems installed during the year. High-end systems traditionally have generated most of the sales revenue. This decrease in high-end system installations was primarily a result of a product transition at the high-end: from the CRAY C90 series to the CRAY T90 series; and from slowing CRAY T3D system sales in anticipation of the CRAY T3E systems. The CRAY T90 series will ship in greater quantities in 1996 than in 1995, and the CRAY T3E systems will begin shipping in 1996. This decrease in revenue derived from high-end system installations was partially offset by an increase in low-end system sales.

   Sales revenues increased 4.7% in 1994 from 1993. In total, the Company installed substantially more systems in 1994 compared with 1993, but at a lower average selling price. In addition, revenue increased in several other areas, most notably: upgrade and peripheral sales and the CRAY Superserver CS6400 system product.

      The Company expects a significant increase in total revenue for 1996 from 1995 levels due to an increase in the number of high-end systems to be installed. Revenue in any period is impacted significantly by the number of high-end systems installed in that period and whether these systems are sold or leased.

   Service revenues increased 7.2% in 1995 after a 0.9% decrease in 1994 as a result of increases in value added services. Much of this $14.0 million increase for 1995 was generated by the Minnesota Supercomputer Center, which was acquired during the fourth quarter of 1994. Service revenues from the traditional maintenance business declined in both 1995 and 1994, in spite of an increase in the installed system base. This reflects a continuation of the trend toward decreases in average service revenue per installation while the number of installations grows. This trend is caused by changes in the product mix and the service options offered to customers. New systems are generally more reliable than the older systems they are replacing, allowing the Company to offer, and more customers to accept, lower priced service options with less coverage.

   The order backlog at December 31, 1995 was $437 million, compared to $237 million a year earlier. Not all of the backlog is scheduled for delivery in 1996. The Company believes backlog information provides only a partial indication of its expected future revenue.

GROSS PROFIT

Percent of related revenue                             Change from prior year
- --------------------------                             -----------------------
 1995      1994      1993                                  1995      1994
- ------    ------    ------                                ------    ------
                                   Gross profit percent:
 38.3%     48.2%     49.0%           Sales & lease         (9.9)%    (0.8)%
 29.1      21.9      24.9            Service fees           7.2      (3.0)
- ------    ------    ------         ----------------       ------    ------
 35.4%     42.7%     43.7%           Total Gross Profit    (7.3)%    (1.0)%
- ------    ------    ------         ----------------       ------    ------
- ------    ------    ------         ----------------       ------    ------

   The total gross profit percent declined to 35.4% in 1995 from 42.7% in 1994 and 43.7% in 1993.

   In 1995, total gross margins were lower compared with 1994, due to several factors. Sales gross margins were lower due to a shift in the product mix to smaller, lower margin systems and also due to a decrease in sales and lower gross margins on the high-end, resulting primarily from the product transitions described above. In addition, service revenues, which have lower gross margins than product revenues, represented a greater percentage of total revenues in 1995. While service margins improved in 1995, they are not anticipated to remain as high as the current levels.

EXPENSES

Percent of related revenue                               Change from prior year
- --------------------------                              -----------------------
 1995     1994     1993                                       1995      1994
- ------   ------   ------                                     ------    ------
                           Operating expenses:
 18.2%    15.3%    16.3%     Development & engineering        (12.6)%    (3.5)%
 24.8     18.5     17.6      Sales, marketing & G & A          (1.6)      7.9
 27.6      0.8        -      Restructure & one-time charges  2162.2       N/A
- ------   ------   ------     ------------------------------  -------   -------
 70.6%    34.6%    33.9%     Total Operating Expenses          49.8%     2.4%
- ------   ------   ------     ------------------------------  -------   -------
- ------   ------   ------     ------------------------------  -------   -------

   Operating expenses increased in 1995 compared to 1994, due to restructuring and one-time charges recorded in 1995. Excluding restructure and one-time charges, operating expenses have declined compared with 1994, but increased as a percentage of revenue because of the decrease in revenue in 1995.

   Development and engineering expenditures decreased as a result of cost reduction efforts and also due to decreases in CRAY T90 series and CRAY J90 series development and engineering activity due to the movement of these products into full production. Sales and marketing expenses were approximately the same in 1995 as in 1994. 1994 sales and marketing expenses were higher than 1993 due to investments in marketing, applications, and field sales resources. General and administrative expenses decreased from 1994 due to cost reduction efforts. Expenses increased in 1994 from 1993 due primarily to retirement accruals and consulting fees.

   Development and engineering and general and administrative expenses are expected to decrease below 1995 levels in 1996. Sales and marketing expenses are expected to increase in 1996 due to continuing investments in marketing and field sales resources, primarily for the evolving markets. General and administrative expenses are expected to remain approximately at 1995 levels.

RESTRUCTURE AND ONE-TIME CHARGES

   As noted in the Overview and Outlook section, the Company made operational changes in 1995 to better align its resources with its evolving strategy, improve its efficiency, and achieve a more competitive cost structure. Significant actions were completed and related charges were recorded.

   Restructure and one-time charges totaling $187.7 million were recorded in 1995 as a result of these operational changes. This amount included provisions for workforce reductions ($27.8 million), inventory writedowns ($82.7 million), facilities writedowns and closings ($21.2 million), equipment writedowns and disposals ($42.1 million), and other ($13.9 million). Of the total charges, approximately $38.7 million is for cash expenditures; the remaining $149.0 million is for non-cash charges. In 1995, approximately $27.3 million was paid out in cash related to these charges.

INCOME TAXES

   The Company recorded an income tax benefit in 1995 of 4.0% of the pre-tax loss, compared with an effective tax rate for 1994 of 28.4%.

   The Company believes that, while it has incurred tax expense in various foreign subsidiaries, that expense will be offset by current U.S. tax benefits. At December 31, 1995, the Company has tax benefits which are available to offset future taxable income. The realization of the tax benefits in future periods is dependent on the future profitability of the Company.

FINANCIAL CONDITION

   Total cash and long-term cash remained relatively unchanged during 1995 with balances of $254.4 million at December 31, 1995 compared to $255.5 million at December 31, 1994.

   Operations generated $93.8 million of cash during 1995, compared with $180.3 million provided during 1994. The $86.5 million decrease in cash provided from operations reflects a reduction in receipts from customers and an increase in payments to suppliers which was partially offset by reductions in income taxes paid.

   Investing activities, net of transfers of cash to and from long-term cash investments, used $87.6 million of cash during 1995 compared with $143.8 million during 1994, due primarily to lower fixed asset expenditures ($49.2 million in 1995 versus $87.3 million in 1994). The Company expects capital expenditures for 1996 to approximate 1995 levels. There was a transfer from long-term cash investments to short term cash and equivalents of $50 million in 1995 compared to a $50 million transfer to long-term cash and investments from short term cash and equivalents in 1994.

   Financing activities used $9.9 million of cash in 1995. This net usage was mainly due to repurchases of common stock ($11.3 million) and a net decrease in debt ($6.7 million). The Company repurchased approximately 663,000 shares of its common stock during the first quarter of 1995 and is authorized to repurchase an additional 2,000,000 shares.

   The Company believes that its future cash requirements can be met with existing cash and investments and cash generated from operations. The Company also has an unused $75 million unsecured line of credit and adequate borrowing capacity available to meet future cash requirements, if needed, although no current plans exist to use either source.

FACTORS THAT MAY AFFECT FUTURE RESULTS

   Several statements in this document are forward looking statements about expected future results. Actual results could differ materially from expected results.

   The Company operates in a highly competitive environment that is rapidly changing and that involves a number of risks, many of which are beyond the Company's control. These risks could result in situations that would adversely impact the Company's performance. The following highlights some of these risk factors:

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

   The computer industry is highly competitive with rapid technological advances and constantly improving price/performance. Many of the Company's competitors have substantially greater technical, marketing and financial resources and a wider range of available applications software. Competition can result in significant discounting and lower gross margins.

   Completion of the contemplated Merger described in Item 1 of Part I may also affect actual results in 1996. Issues relative to integrating the operations and management of the Company with those of SGI could affect results. While no specific actions have yet been identified, operational changes following the proposed Merger may affect results in 1996. Customer and market reactions to the proposed Merger may also have an impact. These and other uncertainties relating to the Merger may lead to actual results in 1996 which materially differ from expected results.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

Cray Research, Inc. and Subsidiaries

                                                Years ended December 31
                                        -------------------------------------
                                               1995        1994        1993
                                           ---------   ---------   ---------
                                        (In thousands, except per share data)
Revenue:
 Sales and lease                            $ 468,315   $ 727,725    $699,143
 Service fees                                 207,929     193,884     195,714
- -----------------------------------------   ---------   ---------   ---------
   Total revenue                              676,244     921,609     894,857
- -----------------------------------------   ---------   ---------   ---------

Cost of revenue:
 Cost of sales and lease                      289,158     376,740     356,809
 Cost of services                             147,411     151,407     146,937
- -----------------------------------------   ---------   ---------   ---------
   Total cost of revenue                      436,569     528,147     503,746
- -----------------------------------------   ---------   ---------   ---------

Gross profit                                  239,675     393,462     391,111
- -----------------------------------------   ---------   ---------   ---------

Operating expenses:
 Development and engineering                  122,965     140,632     145,700
 Sales, marketing & general & administrative  167,259     170,062     157,616
 Restructure and one-time charges             187,670       8,296           -
- -----------------------------------------   ---------   ---------   ---------
   Total operating expenses                   477,894     318,990     303,316
- -----------------------------------------   ---------   ---------   ---------

Operating income (loss)                      (238,219)     74,472      87,795
 Other income (expense), net                    2,423       3,261      (3,352)
- -----------------------------------------   ---------   ---------   ---------

Earnings (loss) before income taxes          (235,796)     77,733      84,443
 Income tax (expense) benefit                   9,432     (22,037)    (23,588)
- -----------------------------------------   ---------   ---------   ---------
Net earnings (loss)                         $(226,364)  $  55,696   $  60,855
- -----------------------------------------   =========   =========   =========
Earnings (loss) per common and
 common equivalent share                    $  (8.95)  $    2.16   $    2.33
- -----------------------------------------   =========   =========   =========
Average number of common and
 common equivalent shares outstanding         25,282      25,845      26,118
- -----------------------------------------   =========   =========   =========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

Cray Research, Inc. and Subsidiaries

                                                         December 31
                                                   -------------------------
                                                     1995             1994
                                                   ----------     ----------
                                                          (In thousands)
Assets
================================================
Current assets:
 Cash and equivalents                              $  104,425     $   55,543
 Receivables                                          156,039        229,808
 Inventories                                          177,359        207,496
 Other current assets                                  60,082         41,191
- ------------------------------------------------   ----------     ----------
  Total current assets                                497,905        534,038
Long-term receivables                                  22,165         20,959
Leased systems and spares, net                         69,671        110,207
Property, plant and equipment, net                    200,875        265,116
Investments and other assets                          187,438        251,559
- -------------------------------------------------  ----------     ----------
                                                   $  978,054    $ 1,181,879
                                                   ==========     ==========
Liabilities and Stockholders' Equity
================================================
Current liabilities:
 Current installments of long-term debt             $   5,679     $    7,344
 Accounts payable                                      42,924         37,999
 Accrued expenses                                      99,314        110,373
 Income taxes payable                                      -           7,009
 Deferred income and customer advances                124,255         75,214
- -------------------------------------------------  ----------     ----------
   Total current liabilities                          272,172        237,939
- -------------------------------------------------  ----------     ----------
Long-term debt, excluding current installments         92,682         97,000
Other long-term obligations                            10,772         18,030
Stockholders' equity:
 Common stock of $1 par value; authorized
  100,000,000 shares; issued 31,511,000 shares         31,511         31,511
 Additional paid-in capital                            70,697         91,973
 Retained earnings                                    696,196        922,560
 Foreign currency translation adjustments               5,773          2,774
 Unearned compensation-restricted stock                (5,339)             -
 Treasury stock, at cost; 5,987,000 and
 6,041,000 shares                                    (196,410)      (219,908)
- -------------------------------------------------  ----------     ----------
  Total stockholders' equity                          602,428        828,910
- -------------------------------------------------  ----------     ----------
                                                   $  978,054     $1,181,879
                                                   ==========     ==========

See accompanying summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Cray Research, Inc. and Subsidiaries

                                                    Years ended December 31
                                              -----------------------------------
                                                   1995        1994      1993
                                              ----------  ----------  ----------
                                                     (In thousands)
Cash flows provided by (used in) operations:
 Receipts from customers                      $  777,624  $  863,842  $  885,111
 Payments to suppliers and employees            (668,520)   (656,560)   (698,006)
 Income taxes paid                                (8,411)    (28,393)    (14,830)
 Interest received                                12,194      10,799       9,046
 Interest paid                                    (9,015)     (8,529)     (9,171)
 Other, net                                      (10,071)       (880)        598
- ------------------------------------------     ---------   ---------   ---------
  Total cash flows provided by operations         93,801     180,279     172,748
- ------------------------------------------     ---------   ---------   ---------


Cash flows provided by (used in) investing:
 Expenditures for property,
   plant and equipment                           (49,164)    (87,266)    (45,691)
 Expenditures for leased systems and spares      (32,887)    (55,003)    (46,991)
 Transfers (to) from long-term investments        50,000     (50,000)    (50,000)
 Other, net                                       (5,503)     (1,502)      2,120
- ------------------------------------------     ---------   ---------   ---------
  Total cash flows used in investing             (37,554)   (193,771)   (140,562)
- ------------------------------------------     ---------   ---------   ---------

Cash flows provided by (used in) financing:
 Proceeds from borrowings                         16,827      22,183       5,554

 Proceeds from purchases of common stock
  by employees                                     8,050       7,311       5,564
 Repayments of debt                              (23,518)    (23,019)    (10,208)
 Repurchases of common stock                     (11,282)    (19,407)     (7,633)
- ------------------------------------------     ---------   ---------   ---------
  Total cash flows used in financing              (9,923)    (12,932)     (6,723)
- ------------------------------------------     ---------   ---------   ---------

Effect of exchange rate changes on cash            2,558       3,594      (2,043)
- ------------------------------------------     ---------   ---------   ---------

Increase (decrease) in cash and equivalents       48,882     (22,830)     23,420

Cash and equivalents at beginning of year         55,543      78,373      54,953
- ------------------------------------------     ---------   ---------   ---------

Cash and equivalents at end of year             $104,425    $ 55,543    $ 78,373
- ------------------------------------------     =========   =========   =========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Cray Research, Inc. and Subsidiaries

                                               Foreign     Unearned
                          Additional           currency    compensation
                 Common   paid-in    Retained  translation restricted  Treasury
                 stock    capital    earnings  adjustments stock       stock
                 -------  ---------  --------  ----------  --------    --------
                                          (In thousands)
Balance at
December
 31, 1992         $31,511  $109,322  $806,009     $(429)         -     $(223,352)
Stock plans             -    (6,922)       -         -           -        12,486
Income tax
 benefit from
 stock plans            -        89        -         -           -            -
Translation
 adjustments            -        -         -     (2,595)         -            -
Repurchases of
 common stock           -        -         -         -           -        (7,633)
Net earnings            -        -     60,855        -           -            -
- -----------       -------    -------  -------   --------     -------     --------
Balance at
 December
 31, 1993          31,511   102,489   866,864   (3,024)          -      (218,499)
Stock plans             -   (10,687)       -         -           -        17,998
Income tax
 benefit from
 stock plans            -       171        -         -           -            -
Translation
 adjustments            -        -         -      5,798          -            -
Repurchases of
 common stock           -        -         -        -            -       (19,407)
Net earnings            -        -     55,696       -            -            -
- -----------         ------  -------  --------   -------     -------      --------
Balance at
  December
  31, 1994          31,511   91,973   922,560     2,774          -      (219,908)
Stock plans              -  (21,389)       -        -      $(5,339)       34,780
Income tax
 benefit from
 stock plans            -       113        -        -            -            -
Translation
 adjustments            -        -         -      2,999          -            -
Repurchases of
 common stock           -        -         -        -            -       (11,282)
Net loss                -        -   (226,364)      -            -            -
- -----------         ------   ------   --------  -------     -------    ---------
Balance at
 December
 31, 1995          $31,511 $ 70,697  $696,196   $ 5,773    $(5,339)    $(196,410)
                    ======   ======   ========  =======     =======    =========


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Cray Research, Inc. and Subsidiaries

                   Common      Treasury
                   stock       stock
                   shares      shares
                   -------     ---------
                      (In thousands)
Balance at
December
 31, 1992            31,511       5,464
Stock plans               -        (221)
Income tax
 benefit from
 stock plans              -           -
Translation
 adjustments              -           -
Repurchases of
 common stock             -         288
Net earnings              -           -
- -----------         -------     -------
Balance at
 December
 31, 1993            31,511       5,531
Stock plans               -        (319)
Income tax
 benefit from
 stock plans              -           -
Translation
 adjustments              -           -
Repurchases of
 common stock             -         829
Net earnings              -           -
- -----------         -------     -------
Balance at
  December
  31, 1994           31,511       6,041
Stock plans               -        (716)
Income tax
 benefit from
 stock plans              -           -
Translation
 adjustments              -           -
Repurchases of
 common stock             -         662
Net loss                  -           -
- -----------         -------     -------
Balance at
 December
 31, 1995            31,511       5,987
                    =======     =======


See accompanying summary of significant accounting policies and notes to consolidated financial statements.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cray Research, Inc. and Subsidiaries

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Cray Research, Inc. and its wholly-owned subsidiaries (the Company). All material intercompany accounts and transactions have been eliminated. The accounts of foreign subsidiaries are consolidated as of December 31 in 1995, and November 30 in 1994 and 1993. The change in fiscal year for the foreign subsidiaries in 1995 did not have a material impact on the results of operations in 1995.

SOURCES OF SUPPLY

The Company currently buys certain components which are important in the manufacture of its products, from a limited number, and, in some cases, from a single supplier. Although there are a limited number of manufacturers of these components, management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which could adversely affect operating results.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue from system sales is recognized at the time the system is accepted by the customer or independent distributor, or in the case of a conversion from lease to purchase, at the time of the customer's election to convert.

Revenue from systems under operating lease contracts is recorded as earned over the lease term. Service fees are recognized monthly as earned.

Trade-in allowances may be granted when a used system is traded-in on the purchase or lease of a new system. These allowances are recorded as a reduction of revenue on the new system.

FORWARD EXCHANGE CONTRACTS

Forward exchange contracts are purchased to hedge specific foreign currency commitments, the majority of which are related to foreign sale and lease contracts. Realized and unrealized gains and losses on these exchange contracts are deferred and recognized as part of the related sale or lease transaction.

DEVELOPMENT AND ENGINEERING

Development and engineering costs relate to hardware and software development and enhancements to existing products. All such costs are expensed as incurred. Software development costs incurred after the technological feasibility of a software product has been established are not material. Funds earned by the Company under research and development arrangements whereby the Company retains the rights to any technologies developed are recorded as a reduction of the development costs incurred.


UNIVERSITY RESEARCH AND DEVELOPMENT GRANTS

The Company sponsors software research and development projects at universities under separate research and development grant agreements. These agreements generally provide for funding of the projects in fixed amounts over periods of one to five years.

In exchange for the funding, the Company receives nonexclusive rights to any software developed. The entire cost of grants with terms in excess of one year is accrued and charged to expense in the year in which the agreement becomes effective.

INCOME TAXES

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized based upon temporary differences between the financial statement amounts and tax bases of assets and liabilities using enacted tax rates. The Company previously accounted for income taxes under SFAS No. 96. The cumulative effect of the change in the method of accounting for income taxes did not have a material effect on 1993 consolidated results of operations and is included in 1993 income tax expense.

In connection with the exercise of nonstatutory stock options and disqualifying dispositions of common stock acquired by employees under the incentive stock option plans, the amounts deductible in determining Federal income taxes exceed amounts charged to income. Any reduction in Federal income taxes payable as a result of these differences is credited to additional paid-in capital.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per common and common equivalent share is computed by dividing net earnings (loss), adjusted for the dilutive effect of eliminating convertible debenture interest expense, by the weighted average number of shares outstanding and equivalent shares (excluding treasury shares). Equivalent shares result from dilutive stock options and, if dilutive, the assumed conversion of convertible debentures.

CASH AND INVESTMENTS

Cash and equivalents consist of cash and highly liquid investments with low interest rate risk. Long-term investments consist of investments which the Company intends to hold beyond one year.

Equity securities are carried at the lower of cost or market. All other investments are stated at cost, which approximates market.

Under SFAS No. 115, "Accounting for Certain Debt and Equity Securities," the carrying values of certain securities are required to be adjusted to fair market values and the resulting unrealized gain or loss included in earnings. The implementation of this standard in 1994 did not have a material effect on consolidated results of operations or financial condition.

INVENTORIES

Inventories are stated at the lower of cost (determined principally on a first-in, first-out basis) or market.

LEASED SYSTEMS AND SPARES

Leased systems and spares for maintenance are capitalized and carried at cost less accumulated depreciation and amortization. Leased systems are depreciated using the sum-of-years-digits method over an estimated useful life of two to four years. Spares are amortized to cost of services using the straight-line method over an estimated useful life of two to four years. Depreciation commences upon system acceptance.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Plant and equipment are depreciated using the straight-line method over their estimated useful lives or, in the case of leasehold improvements, over the periods of the related leases, if shorter.

PRODUCT TECHNOLOGY AND GOODWILL

Other assets include product technology and goodwill, both of which represent the excess of the cost of a purchased business over the fair value of the net assets acquired. Product technology and goodwill are amortized using the straight-line method over five to ten years.

POSTEMPLOYMENT BENEFITS

The Company accrues the cost of postretirement benefits other than pensions in accordance with the provisions of SFAS No. 106. The Company implemented this Statement in 1993. Implementation did not have a material impact on consolidated results of operations.

TRANSLATION OF FOREIGN CURRENCIES

The financial statements of foreign subsidiaries are translated to U.S. dollars in accordance with the provisions of SFAS No. 52. Under this

Statement, all assets and liabilities are translated using period-end exchange rates and earnings statement items are translated using average exchange rates for the period. The resulting translation adjustments are made directly to a separate component of stockholders' equity.

RECLASSIFICATION

Restructuring and one-time charges expense has been reclassified in the 1994 consolidated statements of operations from cost of sales to a separate line item to conform to the 1995 presentation. The reclassification had no effect on previously reported operating income (loss) or net earnings (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Cray Research, Inc. and Subsidiaries

BUSINESS AND GEOGRAPHIC SEGMENT DATA

The Company is engaged in the design, development, and manufacture of high-speed computing systems and related software intended for scientific and commercial applications, and the marketing and support of such systems and software.

The Company's manufacturing and development operations are located in the United States.

The Company has wholly-owned foreign subsidiaries and branches engaged primarily in providing marketing and maintenance services throughout the world including Europe, Asia Pacific, and the Mideast.

Comparative operating and segment data for the Company's domestic and foreign operations follows:

                               Revenue
                   -------------------------------------  Operating  Identifiable
                    Total   Intercompany  Consolidated     profits      assets
                  --------   ----------   ----------     ----------   ----------
                                          (In thousands)
UNITED STATES:
 1995              $338,690   $(46,922)     $291,768      $ 32,236   $  803,610
 1994               503,754    (12,242)      491,512       209,765    1,015,923
 1993               564,421       (494)      563,927       229,003    1,049,159

WESTERN EUROPE:
 1995              $257,809   $(36,784)     $221,025      $ 47,672   $  126,039
 1994               266,488    (38,786)      227,702        73,581      121,200
 1993               255,367    (30,163)      225,204        75,673       79,382

ASIA PACIFIC:
 1995              $158,406   $(14,961)     $143,445      $ 38,276   $   41,491
 1994               197,794    (15,889)      181,905        68,690       32,074
 1993               101,649    (12,449)       89,200        24,817       32,828

OTHER FOREIGN:
 1995              $ 21,548   $ (1,542)     $ 20,006      $  4,207   $    6,914
 1994                20,718       (228)       20,490         5,667       12,682
 1993                18,631     (2,105)       16,526         4,610        8,399

CONSOLIDATED:
 1995              $776,453  $(100,209)     $676,244      $122,391   $  978,054
 1994               988,754    (67,145)      921,609       357,703    1,181,879
 1993               940,068    (45,211)      894,857       334,103    1,169,768

=============================================================================

RECONCILIATION TO CONSOLIDATED STATEMENTS OF OPERATIONS:

                                        1995          1994          1993
                                     ---------     ---------     ---------
Consolidated operating profits       $ 122,391     $ 357,703     $ 334,103
General corporate expenses            (360,610)     (283,231)     (246,308)
Other income (expense), net              2,423         3,261        (3,352)
- -----------------------------------  ---------     ---------     ---------
 Consolidated earnings (loss)
 before income taxes                 $(235,796)    $  77,733     $  84,443
- -----------------------------------  =========     =========     =========


Revenue, operating profit, and the related identifiable assets are included in the geographic area in which the customer is located. International revenue includes export sales and leases from the United States of approximately $218,250,000 in 1995, $324,772,000 in 1994 and $227,749,000 in 1993.

Revenue from U.S. Government agencies or commercial customers primarily serving the U.S. Government totalled approximately $109,901,000 in 1995, $333,887,000 in 1994 and $386,056,000 in 1993.

Net assets of foreign subsidiaries included in the consolidated balance sheets are $93,086,000 in 1995 and $69,978,000 in 1994.

CONSOLIDATED BALANCE SHEET DETAILS

                                                 1995              1994
                                               --------          --------
                                                     (In thousands)
CASH AND INVESTMENTS:
 Cash and commercial paper                     $127,343          $119,794
 Certificates of deposit                         24,047            26,825
 Auction rate government securities              52,150            99,550
 Government revenue bonds                        32,361             2,000
 Money market funds                              18,524             4,613
 Long-term equity investments                     8,681             7,210
 Other                                               -              2,761
- -------------------------------------------    --------          --------
  Total cash and investments                    263,106           262,753
 Less long-term equity investments               (8,681)           (7,210)
- -------------------------------------------    --------          --------
  Cash and long-term cash investments           254,425           255,543
 Less long-term cash investments               (150,000)         (200,000)
- -------------------------------------------    --------          --------
  Cash and equivalents                         $104,425          $ 55,543
- -------------------------------------------    ========          ========

RECEIVABLES:
 Trade                                         $113,646          $194,710
 Current portion of long-term receivables        10,289            10,486
 Other                                           32,104            24,612
- -------------------------------------------    --------          --------
                                               $156,039         $ 229,808
                                               ========          ========

                                                 1995               1994
                                               --------          ---------
                                                      (In thousands)
INVENTORIES:
 Components and subassemblies                  $  90,891         $  97,717
 Systems in process                               47,403            74,940
 Finished goods                                   39,065            34,839
- ------------------------------------------     ---------          --------
                                               $ 177,359         $ 207,496
                                               =========          ========
LEASED SYSTEMS AND SPARES:
 Leased systems and spares                     $ 296,659         $ 320,276
 Less accumulated depreciation
  and amortization                              (226,988)         (210,069)
- ------------------------------------------     ---------          --------
                                               $  69,671         $ 110,207
                                               =========         =========

PROPERTY, PLANT AND EQUIPMENT:
 Land and improvements                         $  22,916         $  23,199
 Buildings and improvements                      161,128           166,318
 Machinery and equipment                         136,452           150,107
 Data processing equipment                       203,370           215,014
 Office furniture and equipment                   22,432            21,322
 Construction in progress                          5,313             9,307
- ------------------------------------------     ---------          --------
                                                 551,611           585,267
 Less accumulated depreciation
  and amortization                              (350,736)         (320,151)
- ------------------------------------------     ---------          --------
                                               $ 200,875         $ 265,116
                                               =========         =========
ACCRUED EXPENSES:
 Employee compensation                         $  41,168         $  57,279
 Accrued warranty costs                            8,162            13,290
 Accrued restructure costs                        13,780                -
 Current portion of capital lease obligations      7,567             6,919
 Other                                            28,637            32,885
- ------------------------------------------     ---------          --------
                                               $  99,314         $ 110,373
                                               =========         =========

OTHER LONG-TERM OBLIGATIONS:
 Retiree medical benefits                      $   6,941         $   4,092
 Capital lease obligations                          1,359             8,874
 University research and development
   grants payable                                  2,189             4,783
 Other                                               283               281
- ------------------------------------------     ---------          --------
                                               $  10,772         $  18,030
                                               =========         =========

LONG-TERM DEBT

                                                 1995              1994
                                               --------         --------
                                                    (In thousands)
Convertible Subordinated Debentures, 6 1/8%    $82,000          $ 82,000
Term loan                                       15,000            20,000
Other                                            1,361             2,344
- ------------------------------------------     -------          --------
 Total long-term debt                           98,361           104,344
Less current installments                       (5,679)           (7,344)
- ------------------------------------------     -------          --------
 Long-term debt, excluding
  current installments                         $92,682          $ 97,000
- ------------------------------------------     =======          ========

The subordinated debentures are convertible into the Company's common stock at a conversion price of $78 per share at any time prior to maturity. The debentures may be redeemed at the Company's option at a price of 101.23% after January 31, 1994, decreasing to 100% after January 31, 1996. In April 1994, the Company repurchased a portion of the debentures with a face value of $23,000,000 for a purchase price of $20,400,000. The repurchase resulted in a gain of $2,600,000 which was recorded as other income. This repurchase satisfied the first four required annual sinking fund payments of $5,750,000 originally scheduled for the years 1997 to 2000. Remaining annual sinking fund payments of $5,750,000 each are scheduled from 2001 to 2010 with a final maturity payment of $24,500,000 in 2011.

To fund the debenture repurchase, the Company entered into a four year $20,000,000 term loan agreement. The fixed borrowing rate is 6.72% and interest payments are due semi-annually in arrears each year in October and April. The first annual principal installment of $5,000,000 was paid in April 1995. Annual principal installments of $5,000,000 are due April, 1996 to April 1998.

The Company has an unused, unsecured $75,000,000 revolving credit agreement. Interest is based on various short-term floating rates. The agreement contains a number of restrictive covenants with which the Company was in compliance at December 31, 1995.

In addition, the Company's foreign subsidiaries had approximately $23,472,000 of unused lines of credit at December 31, 1995.

Annual installments of long-term debt as of December 31, 1995, are as follows:

                                                              Long-term debt
                                                               installments
                                                              --------------
                                                              (In thousands)
Years ending December 31:
1996                                                             $ 5,679
1997                                                               5,682
1998                                                               5,000
1999                                                                   -
2000                                                                   -
Thereafter                                                        82,000
                                                                 -------
                                                                 $98,361
                                                                 =======

FINANCIAL INSTRUMENTS

The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined foreign currency fluctuation risks: specific firm foreign exchange commitments related to customer transactions and certain foreign subsidiary investments. At December 31, 1995, and 1994, the Company had forward exchange contracts outstanding as noted in the chart below.

   Forward exchange contract       Contracts outstanding at December 31, 1995
- ---------------------------------  -------------------------------------------
Type            Purpose            Contract Value  Market Value Maturity Dates
- ---------- ----------------------  --------------  ------------ --------------
Sell (net) Customer transaction    $163,752,000    $167,967,000   1996-1999
Buy        Subsidiary investment   $ 38,100,000    $ 38,116,000   1996

   Forward exchange contract       Contracts outstanding at December 31, 1994
- ---------------------------------  -------------------------------------------
 Type            Purpose           Contract Value  Market Value Maturity Dates
- ---------- ----------------------  --------------  ------------ --------------
Sell (net) Customer transaction    $125,928,000    $128,786,000   1995-1997
Buy        Subsidiary investment   $ 20,240,000    $ 20,097,000   1995


Generally these forward contracts are placed at the time the Company signs a foreign currency sale or lease contract with a customer, or when a foreign subsidiary makes a U.S. dollar investment, and they mature at the time the customer's payment is due or when the subsidiary investment matures. At the time of recognition of the related equipment sale or lease revenue, the forward exchange contract becomes the basis for recording revenue and the related receivable from the customer. Accordingly, exchange gains and losses are generally not material.

The market value of these contracts was determined by obtaining quotes from financial institutions. The Company is subject to the remote risk that parties to the underlying hedged contracts fail to perform their obligations to the Company when they become due.

The Company's 6 1/8% Convertible Subordinated Debentures are traded on the New York Stock Exchange. The market values of these debentures were $65,526,000 and $54,120,000 at December 31, 1995, and 1994, respectively. The carrying values at December 31, 1995, and 1994 of all other financial instruments approximate their market values.

A concentration of credit risk exists due to the significance of revenues from U.S. Government customers. Current and long-term receivables include amounts due from U.S. Government agencies (or commercial customers primarily serving the U.S. Government) of $58,500,000 and $125,481,000 at December 31, 1995, and 1994,
respectively. It is the Company's policy to collateralize sales receivables by obtaining a security interest in the equipment sold.

STOCK PLANS

At December 31, 1995, 6,720,000 shares of common stock were reserved for issuance pursuant to stock plans.

STOCK OPTION PLANS
The Company has a stock option plan which provides that incentive stock options or nonstatutory stock options to purchase an aggregate of 7,122,000 shares of common stock may be granted to selected technical and management employees. The plan also provides for a limited number of shares to be issued to employees as stock grants, which may or may not have accompanying restrictions. In 1995, many of the stock grants issued were subject to restrictions. The number of shares authorized for issuance is increased each year by three percent of the total outstanding shares of the Company as of the end of the previous year.

The Company also has a stock option plan which provides for grants to non-employee directors of the Company of nonstatutory stock options to purchase up to an aggregate of 200,000 shares of common stock.

Under the plans, the option price is equal to the fair market value on the date of grant. Generally, options may be exercised at a rate of 25 percent annually, beginning one year from the date of grant, and terminate seven to ten years from the date of grant.

Stock option plan activity is summarized as follows:

                           Option price                             Available
                            per share    Outstanding   Exercisable  for grant
                           ------------  -----------   -----------  ---------
At December 31, 1993       $22.00-47.63   3,857,280    2,029,550    1,666,289

 Authorized for issuance        -            -              -         779,000
 Options granted            18.75-33.00     804,683         -        (804,683)
 Stock grants                   -            -              -         (10,885)
 Became exercisable         22.00-47.63      -           799,012         -
 Exercised                  27.50-31.50     (45,151)     (45,151)        -
 Canceled                   26.50-47.63    (269,986)    (187,310)     269,986
- -------------------------  ------------  ----------    ---------   ----------
At December 31, 1994       $18.75-47.63   4,346,826    2,596,101    1,899,707

 Authorized for issuance        -            -              -         764,000
 Options granted            14.75-26.88   1,401,139         -      (1,401,139)
 Stock grants                   -            -              -        (461,602)
 Became exercisable         22.00-47.63      -           713,719         -
 Exercised                  14.75-14.75      (4,500)      (4,500)        -
 Canceled                   14.75-47.63    (864,086)    (562,020)     864,086
- -------------------------  ------------  ----------    ---------   ----------
At December 31, 1995       $14.75-47.63   4,879,379    2,743,300    1,665,052
                           ============  ==========    =========   ==========

During 1993, no options were exercised.

EMPLOYEE STOCK PURCHASE PLAN
The Company has a Qualified Stock Purchase Investment Plan under which a maximum of 2,200,000 shares of common stock are available for sale to employees. Under this plan, eligible employees may designate from 2 to 15 percent of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or the last day of the offering period. Participant elections resulted in the issuance of 262,406 shares at a per share price of $17.74 in 1995, 181,072 shares at a per share price of $17.64 in 1994 and 186,485 shares at a per share price of $24.86 in 1993.

ANNUAL INCENTIVE AWARD PLAN
Prior to 1995 the Company had an Annual Incentive Award Plan providing for performance incentive awards to key employees based on the achievement of individual and stated company financial and technical objectives. Awards were payable at year-end in cash or, at the employee's election, up to 50% may have been received in common stock of the Company (up to an aggregate maximum of 500,000 newly issued or repurchased shares) at 85% of its fair market value. Plan awards totalled $12,611,000 in 1994 and $18,258,000 in 1993.

Participant elections resulted in the issuance of 93,350 shares of common stock at a per share price of $12.43 in February 1995 and 82,653 shares of common stock at a per share price of $26.35 in February 1994. Cash awards totalled $11,322,000 and $15,876,000 for 1994 and 1993, respectively.

PERFORMANCE INCENTIVE PLAN
In 1995, the Company implemented its Performance Incentive Plan which provides for incentive awards to employees based upon the achievement of individual and stated Company financial and technical objectives. This plan replaces both the Annual Incentive Award Plan and the Incentive Cash Profit Sharing Plan. Awards are payable in cash or, at the election of certain specific groups of employees, up to 50 percent may be received in common stock of the Company (up to an aggregate maximum of 500,000 newly issued or repurchased shares) at 85 percent of its fair market value. Based upon the Company not achieving the minimum performance objective stated for 1995, no award payments were made in 1995.

DEFERRED COMPENSATION PLAN
During 1995, the Company adopted a Deferred Compensation Plan which allows senior level employees an election to make pre-tax investments of cash compensation and accumulate tax-deferred earnings. Under this plan, eligible employees may defer a portion of salary, commissions, or incentive compensation and the Company matches deferrals by contributing $.50 for each $1.00 deferred up to 6% of cash compensation. Employee contributions are always 100% vested and Company matching contributions vest over a 7 year period. The plan is effective beginning January 1, 1996 based on employee elections made in December 1995.

PROFIT SHARING PROGRAM

The Company's profit sharing program consists of, for domestic employees, contributions to a defined contribution Retirement Savings Plus Plan that meets the qualifications of Section 401(k) of the Internal Revenue Code. All employees of the Company with at least six months of service are eligible to participate in the program.

The Retirement Savings Plus Plan allows eligible domestic employees to contribute up to 15 percent of their base compensation to an investment savings account. The Company's contributions to the plan consist of a matching contribution of 50 cents per dollar contributed by the employee up to a maximum of $1,000 per employee, and an annual deferred profit sharing contribution equal to 4% of an employee's eligible wages. The Company's deferred profit sharing contribution is limited to the maximum amount allowable for income tax purposes. The Company's contributions to the Retirement Savings Plus Plan were $9,466,000 in 1995, $9,973,000 in 1994 and $9,714,000 in 1993. Employees of the Company's
foreign subsidiaries participate in other retirement plans.

Prior to 1995, the Company had an Incentive Cash Profit Sharing Plan for all employees. Payments under the plan were based on achieving operating income targets. The payments for 1994 and 1993 totalled $2,005,000 and $4,031,000, respectively. In 1995, the Incentive Cash Profit Sharing Plan was replaced by the Performance Incentive Plan, which is described under "Stock Plans".

INCOME TAXES

Components of income tax expense (benefit) are as follows:

                              Federal       State     Foreign        Total
                             ---------    ---------   -------      --------
                                           (In thousands)
1995
Current                      $(22,067)    $    629     $11,653     $ (9,785)
Deferred                            -            -         353          353
- ---------------------------  --------     --------     -------     --------
 Provision for income taxes  $(22,067)     $   629    $12,006     $ (9,432)
- ---------------------------  ========     ========     =======     ========
1994
Current                      $ (8,148)     $(2,151)    $16,880     $  6,581
Deferred                       15,532       (1,798)      1,722       15,456
- ---------------------------  --------     --------     -------     --------
 Provision for income taxes  $  7,384     $ (3,949)    $18,602     $ 22,037
- ---------------------------  ========     ========     =======     ========
1993
Current                      $ 22,491    $   4,837     $16,926     $ 44,254
Deferred                      (15,705)      (3,191)     (1,770)     (20,666)
- ---------------------------  --------    ---------     -------     --------
 Provision for income taxes  $  6,786    $   1,646    $ 15,156    $  23,588
- ---------------------------  ========     ========     =======     ========

The provision for foreign income taxes is based upon foreign pretax earnings of approximately $29,343,000 in 1995, $37,811,000 in 1994 and $34,864,000 in 1993.

The provision for income taxes differs from the expected tax expense (benefit) (computed by applying the Federal corporate tax rate to earnings or loss before income taxes) as follows:

                                                 Percentage of pretax
                                                   earnings or loss
                                             ----------------------------
                                              1995       1994      1993
                                             -------    -------   -------
Expected Federal income tax rate             (35.0)%     35.0%      35.0%
Increase (reduction) attributed to:
 State taxes, net of Federal tax benefit       0.2       (3.2)       4.7
 Impact of foreign subsidiaries subject
  to higher tax rates                          0.3        4.4        1.1
 Foreign tax credit                           (0.1)      (2.8)      (0.8)
 Research and development tax credit          (0.8)       (5.0)      (5.8)
 FSC (foreign sales corporation)
  exempt income                               (0.5)      (4.3)      (2.4)
 Nondeductible amortization of
  intangible assets                            0.6        1.7        1.7
 Tax exempt interest income                   (0.4)      (1.1)      (1.4)
 Valuation allowance                          31.5        3.8       (4.4)
 Other, net                                    0.2       (0.1)       0.2
- -------------------------------------------  ------     ------     ------
Actual effective income tax rate              (4.0)%     28.4%      27.9%
- -------------------------------------------  ======     ======     ======

Components of and changes in the net deferred income tax asset are as follows:

                                         Deferred tax
                                        asset (liability)        Deferred
                                      --------------------       expense
                                        1995        1994        (benefit)
                                      --------    --------      ---------
                                                 (In thousands)
Inventory valuation                   $ 38,153    $ 34,179       $ (3,974)
Accrued compensation                     5,488       9,962          4,474
Accrued cost of sales                      610       1,789          1,179
University research and
 development grants                      4,491       5,417            926
Depreciation                             8,798      12,944          4,146
Restructuring                           49,236           -        (49,236)
Net operating loss carryforward          8,764           -         (8,764)
Credit carryforwards                    32,073           -        (32,073)
Other, net                                 816       1,419            603
- ------------------------------------   -------    --------       --------
Total gross deferred income taxes      148,429      65,710        (82,719)
Valuation allowance                    (98,928)    (16,561)        82,367
- ------------------------------------   -------    --------       --------
 Total net deferred income taxes        49,501      49,149       $   (352)
Less current portion                   (38,275)    (30,861)      ========
- ------------------------------------  --------    --------
 Noncurrent deferred income taxes     $ 11,226    $ 18,288
- ------------------------------------  ========    ========

A valuation allowance is provided when there is some likelihood that a portion of the deferred tax asset may not be realized. The valuation allowance relates to certain temporary differences that reverse in the years 1996 through 2035. Based on tax rates in effect on December 31, 1995, approximately $124,000,000 of future taxable income is required prior to December 31, 2010 for full realization of the net deferred tax asset. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized.

At December 31, 1995, there was a net operating loss carryforward of approximately $22,707,000 for federal income tax purposes which expires on December 31, 2010. For tax purposes, there was a federal foreign tax credit carryforward of approximately $26,965,000 which begins expiring on December 31, 1998, federal research credit carryforwards of approximately $2,000,000 which expire on December 31, 2010, and a federal minimum tax credit carryforward of approximately $3,108,000 which has no expiration date. For tax purposes, there are state research credit carryforwards of approximately $7,000,000 which expire on December 31, 2010.


At December 31, 1995, there were approximately $79,476,000 of accumulated undistributed earnings of subsidiaries outside the United States. These earnings, which reflect full provision for non-U.S. income taxes, are indefinitely reinvested in non-U.S. operations or will be remitted substantially free of additional tax. Accordingly, no material provision has been made for taxes that might be payable upon remittance of such earnings nor is it practicable to determine the amount of this liability.

RESEARCH AND DEVELOPMENT ARRANGEMENTS

The Company has entered into two agreements with the Advanced Research Projects Agency (ARPA) to collaborate on the research and development of technologies for massively parallel processing (MPP) computer systems.

Under the first agreement, ARPA contributed $12,700,000 in funding support over a three-year period ending in 1993. Under the second agreement, ARPA will contribute $15,000,000 in funding support over a three-year period ending in 1996, with two one-year extension options for an additional $5,000,000 of funding per option. The Company may elect to retain title to any technologies developed and ARPA will receive a license to the technologies for its internal use. The timing of the funding is based on the achievement of milestones contained in the agreements. Based on these milestones, $5,000,000, $5,000,000 and $4,200,000 was earned in 1995, 1994 and 1993, respectively, and recorded as a reduction of development and engineering expense.

OTHER INCOME (EXPENSE), NET

                                         1995          1994         1993
                                        -------      -------      -------
                                                   (In thousands)
Interest income                         $12,568      $10,360      $ 9,622
Interest expense                         (8,944)      (8,967)      (8,531)
Other income (expense), net              (1,201)       1,868       (4,443)
- -------------------------------------   -------      -------      -------
                                        $ 2,423      $ 3,261      $(3,352)
                                        =======      =======      =======

LEASING ARRANGEMENTS AS LESSOR

The Company leases computer equipment to its customers under operating leases with terms which generally range from one to four years. Contracts with U.S. Government agencies generally provide for cancellation upon 30 days notice.

At December 31, 1995 and 1994, leased equipment aggregated $66,301,000 and $94,053,000, less accumulated depreciation of $30,961,000 and $40,313,000, respectively.

The Company also enters into lease transactions which are accounted for as sales in accordance with statements issued by the FASB.

The net investment in sales-type leases as of December 31, 1995 and 1994 is summarized as follows:

                                                        1995         1994
                                                      --------     --------
                                                         (In thousands)
Total minimum lease payments receivable               $ 36,418     $ 34,936
Less unearned interest income                           (3,964)      (3,491)
- ----------------------------------------------------  --------     --------
Net investment in sales-type leases                     32,454       31,445
Less current portion included in current receivables   (10,289)     (10,486)
- ----------------------------------------------------  --------     --------
Long-term receivables, excluding current portion      $ 22,165     $ 20,959
- ----------------------------------------------------  ========     ========

Aggregate future minimum lease rentals on noncancelable operating leases and sales-type lease agreements are as follows:

                                                    Sales-type    Operating
                                                      leases        leases
                                                     ----------   ----------
                                                          (In thousands)
Years ending December 31:
1996                                                  $ 11,903     $ 15,346
1997                                                    16,901        5,797
1998                                                     6,777        1,882
1999                                                       837           -
- ----------------------------------------------------  --------     --------
                                                      $ 36,418     $ 23,025
                                                      ========     ========

LEASING ARRANGEMENTS AS LESSEE

The Company leases office facilities, sales and service facilities, and equipment under operating leases. The rental payments under these leases are charged to expense as incurred. Future minimum lease payments under operating leases with noncancelable terms of more than one year are identified in the schedule below.

Total rent expense for all operating leases, including rents under lease arrangements with terms of one year or less, aggregated $ 19,653,000 in 1995, $17,827,000 in 1994, and $21,409,000 in 1993.

Substantially all operating leases provide that the Company pay taxes, maintenance, insurance, and certain other operating expenses applicable to the leased premises.

The Company also leases equipment under capital leases (primarily computer equipment). As of December 31, 1995, this equipment had a cost of $12,666,000 and accumulated depreciation of $6,402,000. The amortization of these assets is recorded to depreciation expense. Future minimum lease payments under capital leases are identified in the schedule below.


                                               Operating         Capital
                                                 leases           leases
                                               ---------        ---------
                                                      (In thousands)
Years ending December 31:
1996                                            $12,603          $ 7,984
1997                                              9,429            1,349
1998                                              5,648               21
1999                                              3,775                3
2000                                              2,362                -
Thereafter                                       18,500                -
- ---------------------------------------------   -------          -------
 Total minimum lease payments                   $52,317            9,357
                                                =======
 Less amount representing interest                                 (426)
                                                                 -------
 Present value of net minimum lease payments                     $ 8,931
- ---------------------------------------------                    =======

RESTRUCTURE AND ONE-TIME CHARGES

During 1995, the Company made operational changes intended to better align its resources with its evolving strategy, improve its efficiency, and achieve a more competitive cost structure. The Company recorded pre-tax restructure and one-time charges totalling $187,670,000 related to reserves for excess inventories compared to anticipated future demands ($82,703,000), reserves for adjustments to net book value of equipment ($42,122,000), charges related to excess capacity in facilities, primarily a manufacturing and development facility ($21,134,000), costs related to staff reductions ($27,816,000), and other miscellaneous charges ($13,895,000).

The following table summarizes the changes in the Company's restructure reserves for 1995 (in thousands):

Restructure reserves at December 31, 1994                    $           0
Restructure and one-time charges                               187,670,000
Payments and asset write-downs                                (173,890,000)
                                                             -------------
Restructure reserves at December 31, 1995                    $  13,780,000
                                                             =============

The restructure and one-time charges included a $15,600,000 asset impairment charge recorded in accordance with Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This charge was recorded as a result of excess capacity in a manufacturing and development facility and related equipment due to decreases in demand and changes in the balance of sourcing parts internally versus externally. The impairment loss was computed as the excess of current net book value of the facility and equipment over its fair value. Fair value was computed as the present value of estimated expected future cash flows.

The restructure reserves at December 31, 1995 represent primarily severance accruals for terminated employees. It is expected that most of these severance payments will be made during first quarter 1996.


PRODUCT TECHNOLOGY AND GOODWILL

Product technology and goodwill represents the excess of the cost of a purchased business over the fair value of the net assets acquired. Product technology and goodwill is included in other assets and totals $5,297,000 and $9,430,000 at December 31, 1995 and 1994, respectively, net of accumulated amortization of $24,597,000 and $20,464,000 at each respective year end.

Net operating losses of purchased businesses of $14,900,000 prior to acquisition are available to the Company, subject to limitations, to offset federal taxable income through 2005. In 1994, tax benefits realized reduced the carrying value of product technology by $894,000.

LEGAL PROCEEDINGS

There are no legal proceedings pending against or involving the Company which, in the opinion of management, will have a material adverse effect upon consolidated results of operations or financial position.

ACQUISITIONS

In September 1994, the Company acquired all the outstanding capital stock of Savant Systems, Incorporated for $4,250,000. The excess of the purchase price over the fair value of the identifiable assets acquired was recorded as goodwill totalling $3,841,000.

In October 1994, the Company acquired all of the capital stock of Minnesota Supercomputer Center for $10,400,000 in cash, which approximated the fair value of identifiable net assets acquired.

These acquisitions did not have a material impact on consolidated results of operations during 1994.


SUPPLEMENTAL CASH FLOW INFORMATION               1995      1994      1993
                                               --------   --------   --------
                                                       (In thousands)
RECONCILIATION OF NET EARNINGS (LOSS) TO
 CASH FLOWS PROVIDED BY OPERATIONS:
  Net earnings (loss)                          $(226,364) $ 55,696   $ 60,855
  Items which do not use (provide) operating
  cash flow:
    Depreciation and amortization                139,138   126,250    124,350
    Other                                         59,794   (13,363)       867
  (Increase) decrease in operating assets:
    Receivables                                   72,563   (51,159)   (29,423)
    Inventories                                   30,137   107,604    (51,816)
    Other                                            515     9,122    (29,506)
  Increase (decrease) in operating liabilities:
    Accounts payable and accrued expenses         (6,782)  (13,289)    36,219
    Income taxes payable                         (17,631)  (23,413)    26,399
    Deferred income and customer advances         49,042   (14,939)    29,306
    Other                                         (6,611)   (2,230)     5,497
- ---------------------------------------------   --------   --------   --------
Cash flows provided by operations               $ 93,801  $180,279   $172,748
- ---------------------------------------------   ========   ========   ========

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Liabilities assumed in acquisition           $      -    $17,924   $      -



SUBSEQUENT EVENTS (Unaudited)

In February 1996, the Company entered into an agreement to sell its primary printed circuit board manufacturing facility in Chippewa Falls, Wisconsin for approximately $36,000,000. The sale closed in March 1996, at which time a supply agreement with the buyer went into effect.

In February 1996, the Company and Silicon Graphics Incorporated (SGI) announced a merger agreement. Under this agreement, SGI will make a friendly tender offer to acquire the Company. If the tender offer is successful, SGI will acquire all of the outstanding shares of the Company, through a combination of cash purchases and stock swaps.

QUARTERLY FINANCIAL DATA (Unaudited)

                                   First     Second      Third     Fourth      Annual
                                  quarter    quarter    quarter    quarter     total
                                  -------    -------    -------    -------    --------
                                         (In thousands, except per share data)
1995
Revenue                           $131,063   $139,734   $169,178   $236,269   $676,244
Gross profit                        46,823     43,101     57,786     91,965    239,675
Net earnings (loss)                (48,292)  (138,907)   (13,536)   (25,629)  (226,364)
Earnings (loss) per common and
 common equivalent share             (1.90)     (5.51)      (.54)     (1.00)     (8.95)

1994
Revenue                           $248,866   $215,818   $219,859   $237,066   $921,609
Gross profit                       108,120     88,259     96,276    100,807    393,462
Net earnings                        21,953      8,202     16,042      9,499     55,696
Earnings per common and
 common equivalent share               .84        .32        .62        .38       2.16


Independent Auditors' Report

The Board of Directors and Stockholders of Cray Research, Inc.:

We have audited the accompanying consolidated balance sheets of Cray Research, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements present fairly, in all material respects, the financial position of Cray Research, Inc. and subsidiaries at December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP
Minneapolis, Minnesota
January 24, 1996

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS


- -------------------------------------------------------------------------------------
                                                                           DIRECTOR
NAME                      AGE    PRINCIPAL OCCUPATION                      SINCE
- -------------------------------------------------------------------------------------
Lawrence E. Eaton          58    Executive Vice President, 3M Company        1994
                                 (Diversified Manufacturing) St. Paul,
                                 Minnesota

Robert H. Ewald            48    President and Chief Operating Officer       1994
                                 of the Company

Catherine M. Hapka         41    Executive Vice President - Markets,         1994
                                 U S WEST Communications, Inc.
                                 (Telecommunications)
                                 Denver, Colorado

Philip G. Heasley          46    Vice Chairman, First Bank System, Inc.      1994
                                 and President, Retail Product Group
                                 (Banking)
                                 Minneapolis, Minnesota

Robert G. Potter           56    Corporate Executive Vice President,         1990
                                 Monsanto Company (Chemicals)
                                 St. Louis, Missouri

J. Phillip Samper          61    Chairman and Chief Executive                1995
                                 Officer of the Company

Jan H. Suwinski            54    Executive Vice President, Opto-             1992
                                 Electronics Group, Corning Inc.
                                 (Specialty Materials and
                                 Laboratory Services)
                                 Corning, New York

   The principal occupations of all directors are indicated in the preceding table. All directors except Mr. Samper and Ms. Hapka have served their respective employers in either their present positions or other executive capacities for more than five years. Ms. Hapka was President of Data Services Division for Control Data Corporation from 1989-1990, prior to joining U S WEST Communications, Inc., as Vice President, Advanced Communication Services in May, 1991. Biographical information for Mr. Samper and Mr. Ewald is set forth below.

   In addition to serving as a director of the Company, Mr. Eaton serves as a director of 3M Company, Ms. Hapka serves as a director of Honeywell, Inc., and Mr. Samper is a director of Armstrong World Industries, Inc., Interpublic Group of Companies, Inc. and Sylvan Learning Centers, Inc.

   The Merger Agreement described in Item 1 of Part I provides that promptly upon the purchase of a majority of the outstanding shares of the Company pursuant to the Offer SGI shall be entitled to designate such number of directors as will give SGI representation on the Board proportionate to the aggregate number of shares of the Company beneficially owned by SGI or any affiliate of SGI. The Merger Agreement also provides that upon completion of the Offer the Company will cause (i) each committee of the Board of Directors, (ii) if requested by SGI, the board of directors of each of the Company's subsidiaries and (iii) if requested by SGI, each committee of such board to include persons designated by SGI constituting the same percentage of each such committee or board as the SGI designees are of the Board. The Company shall, upon request by SGI, promptly increase the size of the Board or exercise its best efforts to secure the resignations of such number of directors as is necessary to enable SGI designees to be elected to the Board. It is expected that the SGI designees may assume office at any time following the purchase by SGI of a majority of the outstanding shares of the Company on a fully diluted basis pursuant to the Offer, which purchase cannot be earlier than April 2, 1996, and that, upon assuming office, the SGI designees together with the continuing directors of the Company will thereafter constitute the entire Board of Directors of the Company.

EXECUTIVE OFFICERS

NAME AND TITLE        AGE        BIOGRAPHICAL INFORMATION
- ------------------    ---    -------------------------------------------------
J. Phillip Samper      61    Chairman and Chief Executive Officer since May
Chairman and Chief           1995. President of Sun Microsystems Computer
Executive Officer and        Corporation and Corporate Executive
Director                     Officer of Sun Microsystems Inc. from
                             February 1994 to February 1995. President and
                             Chief Executive Officer of Kinder-Care
                             Learning Centers, Inc. from June 1990 to February
                             1991.

Robert H. Ewald        48    President and Chief Operating Officer
President and Chief          since December 1994. Chief Operating
Operating Officer            Officer, Supercomputer Operations from
and Director                 December 1993 to December 1994.  Executive Vice
                             President and General Manager,
                             Supercomputer Operations from January  1993 to
                             December 1993.  Executive Vice President,
                             Development from September 1991 to January 1993.
                             Executive Vice President, Software from September
                             1987 to September 1991.

Irene M. Qualters      46    Senior Vice President, Supercomputing
Senior Vice President,       Systems since July 1995. Senior Vice
Supercomputing Systems       President, Software from December 1993 to July
                             1995. Vice President, Software from
                             September 1991 to December 1993. Vice
                             President, Software Development from
                             November 1990 to September 1991.

Laurence L. Betterley  42    Chief Financial Officer since November
Chief Financial Officer      1994.  Vice President, Finance and
                             Administration from November 1993 to
                             November 1994. Corporate Controller from March
                             1989 to November 1993.

Michael Dungworth      53    Vice President, Technical Sales since
Vice President,              February 1996. Vice President, Customer
Technical Sales              Service from February 1994 to February 1996.
                             Vice President, Central Region from December
                             1993 to February 1994. General Manager, Central
                             Region Sales from October 1992 to December 1993.
                             MPP Product Manager from January 1992 to October
                             1992.  General Manager, Cray Asia Pacific from
                             December 1987 to January 1992.

    There are no family relationships among the officers or directors listed, and there are no arrangements or understandings pursuant to which any of them were elected as officers or directors. The officers are elected annually by and serve at the pleasure of the Board of Directors. Directors are elected annually by the stockholders of the Company. If the Offer contemplated by the Merger Agreement described in Item 1 of Part I is consummated, SGI will control sufficient shares of the Company's common stock to elect at least a majority of the members of the Board of Directors, without the vote of any other stockholder.

ITEM 11 -- EXECUTIVE COMPENSATION

COMPENSATION OF NON-EMPLOYEE DIRECTORS

   The Company paid each director during the year ended December 31, 1995, other than Messrs. Ewald and Samper, directors' fees of $20,000 plus $1,000 for each board and committee meeting attended. The chairs of the Audit, Compensation and Development and Finance Committees each received an additional $1,500 for chairing those committees.

   A retirement income plan established for non-employee directors provided for payment upon retirement to each director of an amount equal to the final annual retainer times the number of years served on the Board of Directors or 15 years, whichever is less. In February, 1996, the board terminated the plan, freezing the benefits payable to current directors. No additional amounts will accrue under the plan. In 1995, the Company accrued $71,330 of expense and made payments totalling $20,000 under the plan.

   The 1989 Non-Employee Directors' Stock Option Plan (the "Directors' Plan") provides for the issuance to non-employee directors of the Company of options to purchase authorized but unissued or reacquired common stock. The Directors' Plan provides for the granting of an initial option for 10,000 shares of common stock on the date the director first assumes office as a director and the grant of an option for an additional 1,000 shares upon the reelection of such director at each subsequent annual stockholders' meeting. The options granted under the Directors' Plan are "nonstatutory options" not qualifying under Section 422A or other similar provisions of the Internal Revenue Code. The option price per share for options granted under the Directors' Plan is the closing price for the common stock on the New York Stock Exchange on the date of grant. The options granted are exercisable in four successive 25% cumulative annual installments commencing one year after the date of grant and expire ten years from the date of grant if unexercised. In February, 1996, the Board approved an amendment to the Directors' Plan increasing the annual grant of options to 2,500. The amendment is subject to approval by stockholders.

   In 1995, the Board of Directors approved a Deferred Compensation Plan for Non-Employee Directors pursuant to which directors may elect to defer directors' fees which become payable.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

   The Summary Compensation Table below includes individual compensation information for the "named executive officers" for services rendered in all capacities during the fiscal years ended December 31, 1995, 1994 and 1993.

SUMMARY COMPENSATION TABLE


                                             ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                     ----------------------------------   --------------------------------
      NAME AND                                             OTHER ANNUAL    RESTRICTED     NUMBER OF SHARES     ALL OTHER
 PRINCIPAL POSITION         YEAR       SALARY     BONUS    COMPENSATION   STOCK AWARDED   UNDERLYING STOCK    COMPENSATION
        (1)                                        (2)          (3)            (4)        OPTIONS GRANTED          (5)
- ---------------------------------------------------------------------------------------------------------------------------
J. Phillip Samper           1995      $364,626   $391,701     $9,078       $4,100,000         300,000            $4,513
Chairman and Chief          1994         --         --          --             --               --                  --
Executive Officer           1993         --         --          --             --               --                  --

Robert H. Ewald             1995       378,064    113,710      3,346          953,125         100,000             7,999
President and Chief         1994       334,497     15,910      6,756          493,125           --                7,326
Operating Officer           1993       296,317    159,782      3,380           --              40,000            10,731

Laurence L. Betterley       1995       155,627      --         2,189          150,600          22,000             7,000
Chief Financial             1994       137,054     20,354       --              --              5,000             7,134
Officer                     1993       113,734     46,543      2,497            --             10,000             5,633

Irene M. Qualters           1995       168,917      --         2,756          157,680          40,000             7,035
Senior Vice President       1994       168,257     37,961      2,977            --              7,500             7,414
Supercomputing Operations   1993       151,757     66,049      2,561            --             10,000             7,278

Michael Dungworth           1995       145,529     83,819       --            151,485          45,000             7,547
Vice President              1994       143,249    134,371       --              --              5,000            13,964
Customer Service            1993       120,016    111,552       --              --             10,000             8,624

Don F. Whiting              1995       195,187      --         3,893           19,125           7,000           453,501
(former officer)            1994       194,171     51,575      3,835            --              7,500             7,188
                            1993       168,750     99,770      4,113            --             29,500             7,912


(1) Principal position represents the capacity in which the executive served as of December 31, 1995.

(2) For 1993 and 1994, the amounts shown consist of cash compensation accrued during the fiscal year pursuant to the Annual Incentive Plan or Performance Incentive Plan and the cash bonus under the Incentive Cash Profit Sharing Plan. This column shows for Mr. Samper a $100,000 signing bonus for joining the Company on May 18, 1995 and a guaranteed bonus of $291,701 provided for under his employment agreement with the Company. For Mr. Ewald, this amount shown for 1995 includes a $113,710 bonus for taking on additional responsibilities during the Company's search for a CEO from January 1, 1995 through May 18, 1995. For Mr. Dungworth, the 1995 amount includes a $45,375 bonus for performing the duties of acting Executive Vice President of Sales. In addition, Mr. Dungworth received a $38,444 bonus for exceeding Customer Service operating income goals.

(3) Amounts in this column represent compensation related to income tax and financial planning services provided to the executive. All executive officers of the Company are offered professional income tax services. The cost of these services and the personal income taxes owed by the executive on the imputed income resulting from the receipt of this benefit are paid by the Company and are reflected in this column.

(4) On January 31, 1995, on which date the price per share of the Company's Common Stock was $14.75, the following grants of restricted stock were made: Mr. Dungworth - 1,160 shares, resulting in a valuation of $17,110; Ms. Qualters - 1,580 shares, resulting in a valuation of $23,305; Mr. Betterley - 1,100 shares, resulting in a valuation of $16,225; Mr.


     Whiting - 1,300 shares resulting in a valuation of $19,175. The shares vest over a two year period, 50% on December 31, 1995 and 50% on December 31, 1996; however, on Mr. Whiting's retirement on December 31, 1995, all shares of restricted stock granted to him vested. On
     February 27, 1995, Mr. Ewald received a grant of 50,000 shares of restricted stock. The market price on the date of grant was $16.375, resulting in a valuation of $818,750. The shares vest 20% each year over a five year period.

     In addition, Mr. Dungworth, Ms. Qualters, Mr. Betterley and Mr. Ewald received grants of 5,000 shares of restricted stock each on July 25, 1995. The price per share on the date of grant was $26.875, resulting in a valuation of $134,375 for each grant. These shares were subject to vesting conditions based on increasing stock price, with 50% vesting when the price per share of Common Stock reaches $31.875 and holds at that level for 20 consecutive trading days, and the balance vesting when the price per share reaches $36.875 and holds for 20 consecutive trading days.

     Mr. Samper received 200,000 shares of restricted stock in May, 1995. The price per share on the date of grant was $20.50, resulting in a valuation of $4,100,000. The shares are subject to vesting conditions based on increasing the stock price, with 25% increments vesting when the price per share reaches and holds for 20 consecutive trading days at the following levels: $25.00, $30.00, $37.50, and $45.00.

     The shares of restricted stock granted to Mr. Ewald in 1994 were subject to vesting conditions based on growth in earnings per share over a three year period. The minimum vesting requirements were not met, and all of these shares were forfeited to the Company as of January 31, 1995. The shares are not currently outstanding and no dividends were paid on such shares.

     On December 31, 1995, the price per share for the Company's Common Stock was $24.625, resulting in the following valuations for the shares of restricted stock held by the persons named: Mr. Samper - $4,925,000; Mr. Ewald -$1,354,375; Ms. Qualters - $162,033; Mr. Betterley - $150,213; Mr. Dungworth -$151,690; and Mr. Whiting -$32,013. Dividends, if any are declared, would be paid on the outstanding shares of restricted stock.

     Upon the completion of the tender offer commenced pursuant to the Merger Agreement described in Item 1 of Part I, a change of control will be deemed to have occurred with the result that all vesting restrictions on unforfeited restricted stock will lapse and the unforfeited restricted stock grants referred to above will be fully vested.

(5) Represents contributions to the Company's Retirement Savings Plus Plan and term life insurance premiums paid by the Company for the benefit of the executive officer. For Mr. Whiting the amounts also include payments to be made in connection with his retirement.

STOCK OPTIONS

   The following table presents, for each of the named executive officers identified in the "Summary Compensation Table" above, the number of shares of common stock purchased upon exercise of stock options during fiscal year 1995, the aggregate dollar value realized upon exercise based on the market price of the stock on the dates of exercise, and the number of stock options held by such named executive officers as of December 31, 1995, distinguishing between options that are exercisable as of December 31, 1995 and those that will become exercisable at various times in the future.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

                                                          NUMBER OF SHARES           VALUE OF UNEXERCISED IN-
                                                        UNDERLYING UNEXERCISED         THE-MONEY OPTIONS AT
                           SHARES                         OPTIONS AT FY-END                  FY-END (1)
                         ACQUIRED ON     VALUE        ---------------------------   ---------------------------
NAME                       EXERCISE     REALIZED      EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
- ----------------------------------------------------------------------------------------------------------------
J. Phillip Samper             0            0               0           300,000             0        1,425,000
Robert H. Ewald               0            0             67,163        120,000             0                0
Laurence L. Betterley         0            0             19,183         29,000        17,281           51,844
Irene M. Qualters             0            0             36,560         55,875        17,281           51,844
Michael Dungworth             0            0              8,475         50,225        12,344           37,031
Don F. Whiting                0            0             61,074              0        69,125 (2)            0


(1) The fair market value of the Company's Common Stock on December 31, 1995 was $24.625 per share.

(2) Mr. Whiting retired on December 31, 1995. Upon retirement all outstanding options became exercisable in accordance with the terms of the 1989 Employee Benefit Stock Plan.

     Upon completion of the tender offer commenced pursuant to the Merger Agreement described in Item 1 of Part I, a change of control will be deemed to have occurred with the result that all outstanding options, including those identified as unexercisable at fiscal year end, become fully exercisable.

     The following table presents, for each named executive officer identified in the "Summary Compensation Table" above, the number of shares underlying options granted during 1995, the exercise price for such options, their expiration date and their potential realizable value. The exercise price for all options granted was the fair market value of the shares of common stock of the Company on the date of grant.

OPTION GRANTS IN LAST FISCAL YEAR


                                                                                           POTENTIAL REALIZABLE VALUE
                        NUMBER OF                                                           AT ASSUMED RATES OF STOCK
                          SHARES           % OF TOTAL                                         PRICE APPRECIATION FOR
                        UNDERLYING       OPTIONS GRANTED      EXERCISE OR                         OPTION TERM (2)
                         OPTIONS        TO EMPLOYEES IN       BASE PRICE      EXPIRATION   ---------------------------
NAME                     GRANTED          FISCAL YEAR        PER SHARE (1)        DATE          5%          10%
- ----------------------------------------------------------------------------------------------------------------------
J. Phillip Samper        300,000             21.32%            $19.875          5/17/05     $3,749,784   $9,502,689
Robert H. Ewald          100,000              7.11%            $26.875          7/25/05     $1,690,154   $4,283,183
Irene M. Qualters         40,000              2.84%            $26.875          7/25/05       $676,062   $1,713,273
Laurence L. Betterley      7,000              0.50%            $14.750          1/31/05        $64,933     $164,554
                          15,000              1.07%            $26.875          7/25/05       $253,523     $642,477
Michael Dungworth         40,000              2.84%            $26.875          7/25/05       $676,062   $1,713,273
                           5,000              0.36%            $14.750          1/31/05        $46,381     $117,539
Don F. Whiting             7,000              0.50%            $14.750          1/31/05        $64,933     $164,554


(1) All options were granted with an exercise price equal to the market price on the date of grant. All options to the named executive officers other than Mr. Samper become exercisable in 25% annual installments commencing one year from the date of grant. The options granted to Mr. Samper vest in 50% installments commencing one year from the grant date. All options were granted under the 1989 Employee Benefit Stock Plan. Upon the completion of the tender offer commenced pursuant to the Merger Agreement described in
     Item 1 of Part I, a change of control will be deemed to have occurred, with the result that all outstanding options, including the options reflected in this table, become fully exercisable.

(2) These values assume options are exercised at the end of their ten year term and assume a prescribed rate of stock price appreciation. The actual value of these options is dependent on future performance of the Common Stock, and there is no assurance the values reflected in the table will be realized.

   Non-cash personal benefits paid to executive officers during each year in the three-year period ended December 31, 1995 did not exceed in the aggregate the lesser of 10% of cash compensation or $50,000 for any individual executive officer.

   Mr. Samper and the Company entered into an employment agreement in May, 1995, when Mr. Samper joined the Company as Chairman and CEO. The term of the agreement is until December 31, 1999. Under the agreement, his 1995 annualized salary was $600,000. Mr. Samper's agreement provides for a guaranteed bonus during the first twelve months of his employment, regardless of Company performance, equal to 80% of Mr. Samper's wages up to a maximum guaranteed bonus of $480,000, and he received a bonus of $291,701 with respect to 1995.
The agreement also provided for payment of a $100,000 one-time signing bonus, the grant of a stock option covering 300,000 shares, and a grant of 200,000 shares of restricted stock. The agreement with Mr. Samper also provides for certain severance benefits. Unless termination of Mr. Samper's employment was voluntary (and without justification as described in the agreement) or for cause (as defined in the agreement), Mr. Samper would continue to receive base salary through the balance of the agreement's term or two years, whichever is less, plus any unpaid guaranteed bonus, plus an additional two years of base salary less vested benefits under the Company's Retirement Savings Plus Plan. In the event of death, the Company would pay an amount equal to six months base salary plus any unpaid guaranteed bonus. The Company would also provide relocation benefits unless termination was for cause. The Company will also reimburse Mr. Samper for certain tax preparation and financial planning fees up to $15,000 and for certain membership dues.

   The Company and Mr. Whiting have entered into an agreement providing for the payment in 1996 of $195,187, together with tax preparation expenses up to $2,500 and certain outplacement expenses, in connection with Mr. Whiting's retirement from the Company as of December 31, 1995. In addition, the Company and Mr. Whiting entered into a consulting agreement providing for payment of $250,000 in March, 1996, for services related to disposition of certain facilities of the Company.

    In 1989, the Company adopted an Executives' Severance Compensation Plan (the "Plan") covering employees who have been elected by the Board of Directors of the Company to a position of Vice President or higher. The Plan provides for a payment if a covered employee's employment with the Company is terminated (other than voluntarily, by retirement, death or disability or for "just cause" as defined in the Plan) within 15 months after a "change of control" (as defined in the Plan) equal to two times his or her annual compensation. The Company may amend or terminate the Plan at any time prior to a change of control. In February, 1996, the Plan was amended to exclude from the definition of change of control any transactions approved by the Board of Directors.

   Other than as described above, the Company is not party to any employment agreement with any of its executive officers, and during 1995 it had no pension, profit sharing, remuneration, incentive or other retirement, deferred compensation or contingent compensation plans of any kind solely for the benefit of its executive officers.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

   The following table contains information as of February 29, 1996, regarding beneficial ownership of Common Stock of the Company, its only class of voting securities, by each person known by the Company to own 5% or more of such outstanding shares, each director, each of the named executive officers identified in the "Summary Compensation Table" included in Item 11, and the executive officers and directors as a group.

                             AMOUNT AND NATURE OF               PERCENT
BENEFICIAL OWNERS            BENEFICIAL OWNERSHIP (1)(4)        OF CLASS
- -----------------            ---------------------------        --------
First Bank System, Inc.            1,837,490 (2)                 6.4%
601 2nd Avenue South
Minneapolis, MN 55402

Smith Barney Holdings Inc.         1,577,032 (3)                 5.5%
Travelers Group Inc.
388 Greenwich Street
New York, NY 10013

Laurence L. Betterley                 26,368                     *

Michael R. Dungworth                  21,990                     *

Lawrence E. Eaton                      7,500                     *

Robert H. Ewald                      132,091                     *

Catherine M. Hapka                     5,250                     *

Philip G. Heasley                     15,250                     *

Irene M. Qualters                     71,900                     *

Robert G. Potter                      13,500                     *

J. Phillip Samper                    200,000                     *

Jan H. Suwinski                        9,350                     *

Don F. Whiting                        68,967 (5)                 *

All executive officers and
 directors as a group (10 persons)   503,199 (6)                 1.8%

- ----------

 *   Less than 1%.

(1) Beneficial ownership results from sole voting and investment power except as noted in footnotes below.

(2) Information is based on the stockholder's Schedule 13G dated February 9, 1996. Stockholder reported beneficial ownership of 1,837,490 shares, as to which it had sole dispositive power as to 1,787,340 shares, shared dispositive power as to 15,450 shares, sole voting power as to 1,771,740 shares and shared voting power as to 39,750 shares.

(3) Information is based on the stockholders' Schedule 13G dated February 1, 1996. Travelers Group Inc. is the sole stockholder of Smith Barney Holdings Inc. Travelers Group reported beneficial ownership of 1,577,032 shares as to which it shared voting and dispositive power. Smith Barney Holdings reported beneficial ownership of 1,416,777 shares as to which it shared voting and dispositive power.


(4) Includes shares which the officer or director has the right to acquire within 60 days upon exercise of presently outstanding stock options as follows: Laurence L. Betterley - 11,223; Michael R. Dungworth - 11,300; Lawrence E. Eaton - 2,500; Robert H. Ewald - 69,799; Catherine M. Hapka - 5,250; Philip G. Heasley - 5,250; Irene M. Qualters - 40,935; Robert G. Potter - 12,500; Jan H. Suwinski - 8,250; Don F. Whiting - 61,074.

(5) Includes 4,331 shares held by Mr. Whiting's spouse. Mr. Whiting retired December 31, 1995.

(6) Includes 167,007 shares which certain of the officers and directors have the right to acquire within 60 days upon exercise of presently outstanding stock options.

     On February 25, 1996, the Company entered into a Merger Agreement with SGI as described in Item 1 of Part I. The consummation of the Offer contemplated by the Merger Agreement would constitute a change of control of the Company which would result in vesting of currently unexercisable stock options held by employees and former employees of the Company, including options held by the named executive officers of the Company. Upon consummation of the Offer, the executive officers and directors as a group would beneficially own an additional 774,150 shares as a result of the vesting of outstanding options. The additional shares which would be beneficially owned by the executive officers are as follows: Laurence L. Betterley - 55,250; Michael R. Dungworth - 77,400; Robert H. Ewald - 160,000; Irene M. Qualters - 81,500; and J. Phillip Samper - 400,000.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has agreed to accept the surrender of shares of common stock of the Company from Mr. Ewald in satisfaction of an obligation to pay certain withholding taxes due, if any, upon vesting of shares of restricted stock in February 1996.

                                     PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     Incorporated by reference into Part II, Item 8 of this Report:

Consolidated Statements of Operations for the years ended
December 31, 1995, 1994 and 1993

Consolidated Balance Sheets as of December 31, 1995 and 1994

Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

Summary of Significant Accounting Policies

Notes to Consolidated Financial Statements

Independent Auditors' Report

FINANCIAL STATEMENT SCHEDULES

    All schedules are omitted because they are not applicable, or not required, or because the required information is included in the consolidated financial statements or notes thereto.

REPORTS ON FORM 8-K

    The Company was not required to and did not file any reports on Form 8-K during the three months ended December 31, 1995. The Company did file a Current Report on Form 8-K on February 29, 1996.

EXHIBITS
- --------

 (2.1) --  Agreement and Plan of Merger with Silicon Graphics, Inc.
           (incorporated by reference to Exhibit 1 to the Company's
           Solicitation/Recommendation Statement on Schedule 14D-9, dated
           February 29, 1996).

 (3.1) -- Copy of Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on April 6, 1972, and amendments thereto as filed: (i) December 22, 1975 and May 14, 1979
           (incorporated by reference to Exhibit 4 of Item 13 to the Company's
           Registration Statement on Form S-16, as filed with the Securities and Exchange Commission on October 16, 1980, Registration No. 2-
           69445); (ii) December 10, 1980 (incorporated by reference to Exhibit
           3 of Item 11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1980); (iii) May 21, 1985 (incorporated by reference to Exhibit 4 of Item 6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985); (iv) July 9, 1987
           (incorporated by reference to Exhibit 3 of Item 6 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1987);
           (v) and May 29, 1990 (incorporated by reference to Exhibit 3.1 of
           Item 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

 (3.2) --  Copy of the Company's By-Laws, as effective January 1, 1995
           (incorporated by reference to Exhibit 3.2 of Item 14 to the Company's Annual Report on Form 10-K for the year ended December
           31, 1994).

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

 (4.3) --  See 3.1 above.

 (4.4) --  Amendment to Common Shares Rights Agreement, dated February 25,
           1996.

(10.1) --  Copy of Credit Agreement dated May 26, 1992 (incorporated by reference to Exhibit 10 of Item 6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

(10.2) --  Copy of 1989 Non-Employee Directors' Stock Option Plan, as
           amended (incorporated by reference to Exhibit 10.3 of Item 14 in the Company's Annual Report on Form 10-K for the year ended
           December 31, 1991).*

* Management contract or compensatory plan or arrangement.


EXHIBITS
- --------

(10.3) --  Copy of 1989 Employee Benefit Stock Plan, as amended (incorporated by reference to Exhibit 10.4 of Item 14 in the Company's Annual
           Report on Form 10-K for the year ended December 31, 1991 and to
           Exhibit 10.2 of Item 6 to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 1995).*

(10.4) --  Copy of Executives' Severance Compensation Plan (incorporated by reference to Exhibit 10.7 of Item 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 1991).*

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

(10.7) --  Copy of Performance Incentive Plan (incorporated by reference to
           Exhibit 10.7 of Item 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).*

(10.8) --  Employment Agreement with J. Phillip Samper (incorporated by reference to Exhibit 10 of Item 6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*

(10.9) --  Deferred Compensation Plan for Senior Level and Senior Sales
           Employees (incorporated by reference to Exhibit 4 of the Company's
           Registration Statement on Form S-8, dated November 21, 1995, as filed with the Securities and Exchange Commission, File #1-8028).*

(10.10) -- Asset Purchase Agreement between Johnson Matthey Semiconductor
           Packages, Inc. and Cray Research, Inc.

(10.11) -- Amendment Number One to Executives' Severance Compensation Plan,
           dated February 25, 1996.*

(10.12) -- Deferred Compensation Plan for Non-Employee Directors, as
           effective January 1, 1996.*

(10.13) -- Consulting Agreement and Letter Agreement between Cray Research,
           Inc. and Don Whiting.*

(10.14) -- Amendment to 1989 Non-Employee Directors' Stock Option Plan,
           dated February 6, 1996.*

(10.15) -- Third Amendment dated as of February 14, 1996 to the Credit
           Agreement dated as of May 26, 1992 between the Company and Chemical
           Bank.

* Management contract or compensatory plan or arrangement.


EXHIBITS
- --------

(11)  --  Computation of Earnings (Loss) Per Share.

(21)  --  Subsidiaries of the Registrant.

(23)  --  Independent Auditors' Consent.

(24)  --  Power of Attorney (see the signature page of this Report).

(27)  --  Financial Data Schedule.


SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CRAY RESEARCH, INC.


                                       By /s/ J. PHILLIP SAMPER
                                       --------------------------------------
                                         J. Phillip Samper
                                         Chief Executive Officer
                                         (Principal Executive Officer)


                                       By /s/ LAURENCE L. BETTERLEY
                                       --------------------------------------
                                          Laurence L. Betterley
                                          Chief Financial Officer
                                          (Principal Financial Officer)


                                       By /s/ STEVEN E. SNYDER
                                       --------------------------------------
                                         Steven E. Snyder
                                         Controller
                                         (Principal Accounting Officer)

Dated: March 28, 1996

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears above or below constitutes and appoints J. Phillip Samper and Laurence L. Betterley, or either of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company in their respective capacities as directors of the Company.

   SIGNATURE                                            DATE
- -----------------------                            --------------
/s/ J. PHILLIP SAMPER       Director               March 25, 1996
- -----------------------
 J. Phillip Samper


/s/ LAWRENCE E. EATON       Director               March 23, 1996
- -----------------------
 Lawrence E. Eaton


/s/ ROBERT H. EWALD         Director               March 28, 1996
- -----------------------
 Robert H. Ewald


/s/ CATHERINE M. HAPKA      Director               March 23, 1996
- -----------------------
 Catherine M. Hapka


/s/ PHILIP G. HEASLEY       Director               March 29, 1996
- -----------------------
 Philip G. Heasley


/s/ ROBERT G. POTTER        Director               March 23, 1996
- -----------------------
 Robert G. Potter


/s/ JAN H. SUWINSKI         Director               March 24, 1996
- -----------------------
 Jan H. Suwinski


                                 EXHIBIT INDEX

    EXHIBITS FILED AS ITEM 14 TO THE ANNUAL REPORT OF CRAY RESEARCH, INC. AND ITS SUBSIDIARIES ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1995.

EXHIBIT                                                                   PAGE
- -------                                                                   ----
 (2.1) --  Agreement and Plan of Merger with Silicon Graphics, Inc.
           (incorporated by reference to Exhibit 1 to the Company's
           Solicitation/Recommendation Statement on Schedule 14D-9, dated
           February 29, 1996).

 (3.1) -- Copy of Certificate of Incorporation of the Company as filed with the Delaware Secretary of State on April 6, 1972, and amendments thereto as filed: (i) December 22, 1975 and May 14, 1979
           (incorporated by reference to Exhibit 4 of Item 13 to the Company's
           Registration Statement on Form S-16, as filed with the Securities and Exchange Commission on October 16, 1980, Registration No. 2-
           69445); (ii) December 10, 1980 (incorporated by reference to Exhibit
           3 of Item 11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1980); (iii) May 21, 1985 (incorporated by reference to Exhibit 4 of Item 6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1985); (iv) July 9, 1987
           (incorporated by reference to Exhibit 3 of Item 6 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1987);
           (v) and May 29, 1990 (incorporated by reference to Exhibit 3.1 of
           Item 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

 (3.2) --  Copy of the Company's By-Laws, as effective January 1, 1995
           (incorporated by reference to Exhibit 3.2 of Item 14 to the Company's Annual Report on Form 10-K for the year ended December
           31, 1994).

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

 (4.3) --  See 3.1 above.

 (4.4) --  Amendment to Common Shares Rights Agreement, dated February 25,
           1996.

(10.1) --  Copy of Credit Agreement dated May 26, 1992 (incorporated by reference to Exhibit 10 of Item 6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992).

EXHIBIT                                                                   PAGE
- -------                                                                   ----
(10.2) --  Copy of 1989 Non-Employee Directors' Stock Option Plan, as
           amended (incorporated by reference to Exhibit 10.3 of Item 14 in the Company's Annual Report on Form 10-K for the year ended
           December 31, 1991 and to Exhibit 10.2 of Item 6 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended September
           30, 1995).*

(10.3) --  Copy of 1989 Employee Benefit Stock Plan, as amended (incorporated by reference to Exhibit 10.4 of Item 14 in the  Company's Annual
           Report on Form 10-K for the year ended December 31, 1991).*

(10.4) --  Copy of Executives' Severance Compensation Plan (incorporated by reference to Exhibit 10.7 of Item 14 in the Company's Annual Report on Form 10-K for the year ended December 31, 1991).*

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

(10.7) --  Copy of Performance Incentive Plan (incorporated by reference to
           Exhibit 10.7 of Item 14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).*

(10.8) --  Employment Agreement with J. Phillip Samper (incorporated by reference to Exhibit 10 of Item 6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995).*

(10.9) --  Deferred Compensation Plan for Senior Level and Senior Sales
           Employees (incorporated by reference to Exhibit 4 of the Company's
           Registration Statement on Form S-8, dated November 21, 1995, as filed with the Securities and Exchange Commission, File #1-8028).*

(10.10) -- Asset Purchase Agreement between Johnson Matthey Semiconductor
           Packages, Inc. And Cray Research, Inc.

(10.11) -- Amendment Number One to Executives' Severance Compensation Plan,
           dated February 25, 1996.*

(10.12) -- Deferred Compensation Plan for Non-Employee Directors, as
           effective January 1, 1996.*

(10.13) -- Consulting Agreement and Letter Agreement between Cray Research,
           Inc. and Don Whiting.*

(10.14) -- Amendment to 1989 Non-Employee Directors' Stock Option Plan,
           dated February 6, 1996.*

* Management contract or compensatory plan or arrangement.

EXHIBIT                                                                   PAGE
- -------                                                                   ----
(10.15) -- Third Amendment dated as of February 14, 1996 to the Credit
           Agreement dated as of May 26, 1992 between the Company and Chemical
           Bank.

   (11) -- Computation of Earnings (Loss) Per Share.

   (21) -- Subsidiaries of the Registrant.

   (23) -- Independent Auditors' Consent.

   (24) -- Power of Attorney (see the signature page of this Report).

   (27) -- Financial Data Schedule.
