Form 10-Q
period 1996-03-31
CRAY RESEARCH INC
filed 1996-05-15
CIK 25506

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


               [X]  Quarterly Report Pursuant to Section 13 or 15(d) of
                         The Securities Exchange Act of 1934

                                          or

              [ ]  Transition Report Pursuant to Section 13 or 15(d) of
                         The Securities Exchange Act of 1934




         For the quarter ended:             Commission file number:
         MARCH 31, 1996                             1-8028



                                 CRAY RESEARCH, INC.
                (Exact name of Registrant as specified in its charter)


    Delaware                                        39-1161138
    (State of Incorporation)           (I.R.S Employer Identification No.)

                                 655A Lone Oak Drive
                                   Eagan, MN  55121
                       (Address of principal executive offices)

                          Telephone Number:  (612) 452-6650



    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the
filing requirements for at least the past 90 days.      YES-X     NO



    As of April 30, 1996, 26,034,888 shares of the Registrant's Common Stock were outstanding.

                         CRAY RESEARCH, INC. AND SUBSIDIARIES

                                      FORM 10-Q

                                    MARCH 31, 1996



                                        INDEX


                                                                          Page
                                                                         ------

PART I - FINANCIAL INFORMATION:

    Consolidated Statements of Operations-
         Three months ended March 31, 1996 and 1995. . . . . . . . . . . .  1

    Consolidated Balance Sheets -
         March 31, 1996 and December 31, 1995. . . . . . . . . . . . . . .  2

    Consolidated Statements of Cash Flows -
         Three months ended March 31, 1996 and 1995. . . . . . . . . . . .  3

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . .  4

    Financial Review . . . . . . . . . . . . . . . . . . . . . . . . . . .  6


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . 10


SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11


EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                         CRAY RESEARCH, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)



                                             Three Months Ended
                                                 March 31
                                           ----------------------
                                             1996         1995
                                           ----------  ----------

                                            (In thousands, except
                                                per share data)
Revenue:
 Sales and lease                            $ 72,542     $ 77,494
 Service fees                                 48,175       53,569
- ----------------------------                 -------      -------
  Total revenue                              120,717      131,063
- ----------------------------                 -------      -------

Cost of revenue:
 Cost of sales and lease                      54,755       45,949
 Cost of services                             34,102       38,291
- ----------------------------                 -------      -------
  Total cost of revenue                       88,857       84,240
- ----------------------------                 -------      -------

Gross profit                                  31,860       46,823
- ----------------------------                 -------      -------

Operating expenses:
 Development and engineering                  28,832       34,954
 Sales, marketing and G&A                     39,817       41,080
 Restructure & one-time charges                1,452       40,723
- ----------------------------                 -------      -------
  Total operating expenses                    70,101      116,757
- ----------------------------                 -------      -------
Operating loss                               (38,241)     (69,934)
 Other income, net                             6,069          718
- ----------------------------                 -------      -------
Loss before taxes                            (32,172)     (69,216)
 Income tax benefit                            8,043       20,924
- ----------------------------                 -------      -------
Net loss                                    $(24,129)    $(48,292)
- ----------------------------                 -------      -------
                                             -------      -------
Loss per common and common
 equivalent share                           $   (.94)    $  (1.90)
- ----------------------------                 -------      -------
                                             -------      -------
Average number of common and
 common equivalent shares
 outstanding                                  25,570       25,376
- ----------------------------                 -------      -------
                                             -------      -------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CRAY RESEARCH, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                                March 31       December 31
                                                  1996            1995
                                              -------------   ------------
                                                     (In thousands)
Assets
- -------------------------------------------
Current assets:
 Cash and equivalents                           $ 82,205          $104,425
 Receivables                                     195,263           156,039
 Inventories                                     217,051           177,359
 Other current assets                             72,257            60,082
- -------------------------------------------      -------           -------
  Total current assets                           566,776           497,905

Long-term receivables                             21,885            22,165

Leased systems and spares, net                    55,747            69,671

Property, plant and equipment, net               169,250           200,875

Long-term cash investments                       100,000           150,000

Other assets                                      34,942            37,438
- -------------------------------------------      -------           -------
                                                $948,600          $978,054
                                                 -------           -------
                                                 -------           -------
Liabilities and Stockholders' Equity
- -------------------------------------------
Current liabilities:
 Current installments of long-term debt         $ 15,577          $  5,679
 Accounts payable                                 56,916            42,924
 Accrued expenses                                 83,710            99,314
 Deferred income and customer advances           117,182           124,255
- -------------------------------------------      -------           -------
  Total current liabilities                      273,385           272,172
- -------------------------------------------      -------           -------

Long-term debt, excluding
 current installments                             82,709            92,682

Other long-term obligations                        9,075            10,772

Stockholders' equity:
 Common stock                                     31,511            31,511
 Additional paid-in capital                       65,859            70,697
 Retained earnings                               672,067           696,196
 Foreign currency translation adjustments          4,665             5,773
 Unearned compensation - restricted stock         (6,439)           (5,339)
 Treasury stock, at cost                        (184,232)         (196,410)
- -------------------------------------------      -------           -------
  Total stockholders' equity                     583,431           602,428
- -------------------------------------------      -------           -------
                                                $948,600          $978,054
                                                 -------           -------
                                                 -------           -------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CRAY RESEARCH, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                          Three months ended
                                                               March 31
                                                         --------------------
                                                            1996       1995
                                                         ---------  ---------
                                                            (In thousands)
Cash flows used in operations                           $(69,235)   $ (1,976)
- -----------------------------------------------------    -------     -------

Cash flows provided by (used in) investing:
  Transfers from long-term investments                    50,000      25,000
  Expenditures for leased systems and spares              (1,079)     (1,801)
  Expenditures for property, plant and equipment          (6,824)    (12,918)
  Other, net                                                (453)      2,288
- -----------------------------------------------------    -------     -------
   Total cash flows provided by investing                 41,644      12,569
- -----------------------------------------------------    -------     -------

Cash flows provided by (used in) financing:
  Proceeds from borrowings                                 6,365       6,489
  Proceeds from the sale of common stock to employees      6,240       3,803
  Repayments of debt                                      (6,440)     (1,243)
  Repurchases of common stock                                  -     (11,282)
- -----------------------------------------------------    -------     -------
   Total cash flows provided by (used in) financing        6,165      (2,233)
- -----------------------------------------------------    -------     -------
Effect of exchange rate changes                             (794)      1,918
- -----------------------------------------------------    -------     -------

Increase (decrease) in cash and equivalents              (22,220)     10,278

Cash and equivalents at beginning of period              104,425      55,543
- -----------------------------------------------------    -------     -------

Cash and equivalents at end of period                   $ 82,205    $ 65,821
- -----------------------------------------------------    -------     -------
                                                         -------     -------

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CRAY RESEARCH, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)



(1) In the opinion of management, the accompanying consolidated financial statements reflect all adjustments considered necessary for a fair presentation. These adjustments consist only of normal recurring items with the exception of restructuring and one-time charges. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2) Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(3) Subsequent to March 31, 1996, the Company paid, from available cash, the remaining amounts owed, including accrued interest, on its term loan agreement. As a result, the entire debt has been classified as a current installment of long-term debt on the March 31, 1996 balance sheet.

(4) In March 1996, the Company completed the sale of its primary printed circuit board manufacturing facility in Chippewa Falls, Wisconsin for approximately $36,000,000. As a result of the sale, the Company recorded a gain of approximately $6,900,000, which is included in other income on the consolidated statements of operations, for the three months ended March 31, 1996. In accordance with the sale agreement, $22,500,000 was received in April 1996 with the remainder to be received in December 1996. At the time of sale, a supply agreement with the buyer went into effect.

(5) On February 25, 1996, the Company entered into an Agreement and Plan of Merger with Silicon Graphics, Inc. ("SGI") and C Acquisition Corporation ("Merger Sub"), a wholly owned subsidiary of SGI. On April 2, 1996, pursuant to the terms of the agreement, the Merger Sub acquired approximately 75% of the Company's common stock for $30.00 per share through a tender offer. The second step of the merger will be to convert the remaining outstanding shares of the Company's common stock to shares of SGI common stock on a one for one basis. The merger will be consummated as soon as practicable after such approval by the Company's stockholders and the satisfaction of the other conditions to the merger set forth in the Agreement and Plan of Merger, which is anticipated to occur by the end of June 1996. The Company's Form 10-K dated December 31, 1995 and Form 8-K's dated February 29, 1996 and April 2, 1996 provide additional information about the transactions.

                      CRAY RESEARCH, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Continued)

(6)  Selected consolidated financial statement details (in thousands):

                                                     March 31     December 31
                                                       1996          1995
                                                   ------------   ------------
     Inventories:
       Components and subassemblies                 $ 117,262       $  90,891
       Systems in process                              38,334          47,403
       Finished goods                                  61,455          39,065
                                                      -------         -------
                                                    $ 217,051       $ 177,359
                                                      -------         -------
                                                      -------         -------

     Leased systems and spares:
       Cost                                         $ 284,214       $ 296,659
       Accumulated depreciation and amortization     (228,467)       (226,988)
                                                      -------         -------
                                                    $  55,747       $  69,671
                                                      -------         -------
                                                      -------         -------


      Property, plant and equipment:
       Cost                                         $ 485,023       $ 551,611
       Accumulated depreciation and amortization     (315,773)       (350,736)
                                                      -------         -------
                                                    $ 169,250       $ 200,875
                                                      -------         -------
                                                      -------         -------

                                                       Three months ended
                                                            March 31
                                                       ------------------
                                                         1996       1995
                                                       -------    -------
      Other income (expense), net:
       Interest income                                $ 3,116     $ 3,475
       Interest expense                                (2,160)     (2,570)
       Other, net                                       5,113        (187)
                                                        -----       -----
                                                      $ 6,069     $   718
                                                      -------      ------
                                                      -------      ------

                         CRAY RESEARCH, INC. AND SUBSIDIARIES
                                   FINANCIAL REVIEW

OVERVIEW AND OUTLOOK

On February 25, 1996, the Company entered into an Agreement and Plan of Merger with Silicon Graphics, Inc. ("SGI") and C Acquisition Corporation ("Merger Sub"), a wholly owned subsidiary of SGI. On April 2, 1996, pursuant to the terms of the agreement, the Merger Sub acquired approximately 75% of the Company's common stock for $30.00 per share through a tender offer. The second step of the merger will be to convert the remaining outstanding shares of the Company's common stock to shares of SGI common stock on a one for one basis.
The merger will be consummated as soon as practicable after such approval by the Company's stockholders and the satisfaction of the other conditions to the merger set forth in the Agreement and Plan of Merger, which is anticipated to
occur by the end of June 1996.   The Company's Form 10-K dated December 31, 1995
and Form 8-K's dated February 29, 1996 and April 2, 1996 provide additional information about the transactions.

See "FACTORS THAT MAY AFFECT FUTURE RESULTS" for a discussion of risks that may cause actual results in 1996 to differ materially from expected results.


REVENUE


Percent of total revenue
- --------------------------                          Change from
 1996         1995                                  prior year
- ------       -----           Revenue:               -----------
 60.1%        59.1%            Sales and lease           (6.4)%
 39.9         40.9             Service fees             (10.1)
- -----        -----           --------------            ------

100.0%       100.0%          Total revenue               (7.9)%
- -----        -----           --------------            ------
- -----        -----           --------------            ------



Revenues decreased 7.9% in 1996 due to decreases in lease and service revenues. Lease revenue declined as a result of purchase conversions during 1995 that reduced the lease installed base. Service revenue declined 10.1%. This reflects a continuation of the trend toward lower average service revenue per installation caused by changes in product mix and service options offered to customers. Smaller systems generate lower monthly service fees than traditional high-end systems. Also, new high-end systems are generally more reliable than the older systems they replace, allowing the Company to offer lower priced service options.

Backlog at March 31, 1996 was $438 million, compared to $282 million a year earlier, primarily due to orders for the T-90 and T3E product lines, which won't be in full production until the second half of 1996. The Company believes backlog information provides only a limited indication of its expected future revenue.

GROSS PROFIT


Percent of related revenue
- --------------------------                               Change in percentages
  1996           1995                                      from prior year
 -----          -----        Gross Profit %:             ---------------------
  24.5%          40.7%          Sales and lease                  (16.2)%
  29.2           28.5           Service fees                        .7
 -----          -----        ---------------------               -----
  26.4%          35.7%        Total gross profit %               ( 9.3)%
 -----          -----        ---------------------               -----
 -----          -----        ---------------------               -----


The total gross profit percent declined 9.3 percentage points in 1996 from 1995. Sales and lease gross margin declined 16.2 percentage points, while service was up slightly from 1995. The decline in the sales and lease percentage was due to a change in product mix to smaller configured systems, with lower gross margins, and additional costs incurred from the production ramp of new product lines.



EXPENSES


Percent of total revenue
- --------------------------                                Change from
   1996        1995                                       prior year
 ------      ------         Operating Expenses:         -----------------
  23.9%        26.7%          Development & Engr              (17.5)%
  33.0         31.3           Sales, Mktg., & G & A            (3.1)
   1.2         31.1           Restructure & one-time          (96.4)
 -----        -----         ------------------------          -----
  58.1%        89.1%        Total operating expenses          (40.0)%
 -----        -----         ------------------------          -----
 -----        -----         ------------------------          -----


Total operating expenses for 1996 decreased 40% from 1995. The majority of this decrease is due to restructuring and one-time charges, which were $39.3 million higher in 1995. Excluding these charges, operating expenses declined 9.7% in 1996, primarily in development and engineering.

Development and engineering expenses declined 17.5% in 1996 as a result of efforts during 1995 to improve the Company's cost structure, reduce the number of future system architectures and better focus the development and engineering investments. Sales, marketing and G&A expenses are down 3.1%, primarily due to reductions in management layers as part of the focus to reduce costs during 1995.

Restructure and one-time charges were incurred in 1995 as the Company made operational changes to better align its resources with its strategy, improve its efficiency and achieve a more competitive cost structure. In 1995, the $40.7 million charge included $14.3 million for workforce reductions, $21.1 million for facilities writedowns and closings, $3.5 million for equipment write-downs and disposals, and $1.8 million of other charges. In 1996, the $1.5 million charge is costs related to the merger of the Company with Silicon Graphics, Inc.

Other income increased to $6.1 million in first quarter 1996 from $.7 million in first quarter 1995 primarily as the result of a $6.9 million gain on the sale of the Company's primary printed ciruit board manufacturing facility in March 1996.

INCOME TAXES

The effective tax rate for the 1996 quarter was 25%, compared to 30.2% in 1995. The decrease is due to tax benefits generated from restructuring and one-time charges incurred in 1995 that will be utilized in 1996 and future periods.


FINANCIAL CONDITION

Total cash and long-term cash investments declined $72.2 million during the first three months of 1996 to $182.2 million.

Operations used $69.2 million of cash during the first quarter 1996, compared to a use of $2.0 million in 1995. The large decrease is primarily due to a decrease in receipts from customers and an increase in payments to suppliers.

Investing activities, net of transfers of cash from long-term cash investments, used $8.4 million in 1996, compared to a use of $12.4 million in 1995, caused primarily by a reduction in capital expenditures.

Financing activities provided $6.2 million in 1996, compared to a use of $2.2 million in 1995. The increase is due to common stock repurchases of $11.3 million in 1995, partially offset by an increase in debt repayments in 1996 of $5.2 million.

Subsequent to March 31, 1996, the Company paid, from available cash, the entire amount owed, including accrued interest, on its term loan agreement. The entire debt outstanding at March 31, 1996 has been classified as current installments of long-term debt.


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

    Due to the high technology nature of the Company's products, component availability is a critical factor. Delays in the availability of compo-nents could adversely affect results in any period by impacting the ability to manufacture and deliver products. For some components, the Company has only one supply source.

    Third party applications software is a key requirement for many of the Company's customers. There can be no assurance that all competitively important applications will be available for the Company's systems on a timely basis.

    The computer industry is highly competitive with rapid technological advances constantly improving price/performance. Many of the Company's competitors have substantially greater technical, marketing and financial resources and a wider range of available applications software. Competition can result in significant discounting and lower gross margins.

    Completion of the contemplated merger with Silicon Graphics, Inc. may also affect actual results in 1996. Issues relative to integrating the operations and management of the Company with those of SGI and operational changes following the proposed merger may affect results in 1996. Customer and market reactions to the proposed merger may also have an impact. These and other uncertainties relating to the merger may lead to actual results in 1996 which materially differ from expected results.

                         CRAY RESEARCH, INC. AND SUBSIDIARIES

                             PART II - OTHER INFORMATION




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    (10) Deferred Compensation Agreement with J. Phillip Samper dated April 3, 1996.

    (11)  Computation of Earnings (Loss) Per Share.

    (27)  Financial Data Schedule.


(b) The Company did file Current Reports on Form 8-K on February 29, 1996 and April 11, 1996.

                                      SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

























                                       CRAY RESEARCH, INC.


Date          May 15, 1996               by  /s/ ROBERT H. EWALD
         --------------------          -------------------------------------
                                       Robert H. Ewald
                                       President and Chief Operating Officer
                                       (Principal Executive Officer)

Date          May 15, 1996               by  /s/  STEVEN E. SNYDER
         --------------------          -------------------------------------
                                       Steven E. Snyder
                                       Corporate Controller
                                       (Principal Accounting Officer)

                                    EXHIBIT INDEX

EXHIBITS FILED AS ITEM 6 TO THE QUARTERLY REPORT OF CRAY RESEARCH, INC. AND SUBSIDIARIES ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996



(10)  Deferred Compensation Agreement with J. Phillip Samper dated April 3,
        1996.

(11)  Computation of Earnings (Loss) Per Share.

(27)  Financial Data Schedule.